Form 10-K
period 1996-05-31
PLATINUM ENTERTAINMENT INC
filed 1996-08-29
CIK 883558

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

               (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                       OR

            (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-27852

                          PLATINUM ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                             36-3802328
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification No.)

                             2001 BUTTERFIELD ROAD
                         DOWNERS GROVE, ILLINOIS 60515
          (Address of principal executive offices, including zip code)

                                 (630) 769-0033
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $15.00 on August 27, 1996, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $58,383,015.

    The number of shares outstanding of the registrant's Common Stock, par value $.001, as of August 27, 1996 was 5,063,207.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference into this report:
      Annual Report to Stockholders for the Fiscal Year Ended May 31, 1996
                  (the "1996 Annual Report") (Parts II and IV)

      Notice of Annual Meeting of Stockholders and Proxy Statement for the
          Annual Meeting of Stockholders to be held on October 8, 1996
                    (the "1996 Proxy Statement") (Part III)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

    The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music. The Company currently produces recorded music products in the Gospel, Adult Contemporary, Country and Blues music formats, primarily under its CGI Records, Light Records and River North Records labels. The Company primarily concentrates on markets that the Company believes, based on its own experience, industry sources and census data, offer growth and profit potential. The Company initially targeted Gospel music as such a market.

    Since its inception, the Company has sought to expand its catalog of master recordings and publishing rights through acquisition, as well as through the signing of artists. One of the Company's core business activities, and an integral part of the Company's growth strategy, is the expansion and exploitation of its music catalog, which to date is comprised primarily of Gospel recordings. The Company owns a music catalog that contains master recordings of some of the best selling Gospel music acts in the history of recorded music, such as The Winans, Andrae Crouch, Walter Hawkins and Daryl Coley. The Company has also released music by established artists in other music genres; these artists include Peter Cetera, Crystal Bernard, Holly Dunn and The Beach Boys. The Company has also entered into an agreement with Alan Parsons to distribute his next album.

    Pursuant to a joint venture with subsidiaries of HOB Entertainment, Inc. ("House of Blues"), the Company is producing, marketing and distributing compilations on the House of Blues record label. During fiscal 1996, the Company released ESSENTIAL BLUES VOLUME 1, ESSENTIAL BLUES VOLUME II and ESSENTIAL GOSPEL. Isaac Tigrett, the Chairman, Chief Executive Officer and principal founder of House of Blues, was also a principal founder of the Hard Rock Cafe, and is a member of the Company's Board of Directors.

    The Company's products are primarily distributed through a multi-channel system comprised of (i) an exclusive relationship with PolyGram Group Distribution, Inc. ("PolyGram"), one of the six major recorded music distribution groups worldwide, for domestic retail distribution, (ii) relationships with MCA Records, Ltd. ("MCA"), PolyGram and Bertelsmann Music Group ("BMG") for international distribution and (iii) the Company's operating division, Light Distribution, for distribution to Christian bookstores.

STRATEGY

    The Company's strategy for growth and expansion of its position in the recorded music business is based on: (i) selling diversified recorded music offerings in markets with growth potential, (ii) introducing records by established artists with a history of successful releases and (iii) expanding and exploiting its music catalog through the acquisition of master recordings and music publishing rights from other record companies at attractive prices. The Company believes that this strategy distinguishes the Company from certain of its larger competitors who have traditionally focused on the development of new artists with the potential for mass appeal. The Company intends to remain focused on the production of artist-driven records by established artists with a history of stable base sales as well as current sales potential. This strategy may also include re-releases, "Best ofs" or inclusion in compilation products.

    MARKET FOCUS.

    The Company initially targeted the Gospel music market as a market with growth and profit potential. The Company's catalog of master recordings includes some of the best selling Gospel acts of all time and provides the Company with a source of low cost revenues. In addition, the Company signs and develops selected current Gospel artists. The Company plans to broaden its musical catalog in order to expand its sales opportunities in other markets such as Blues, Country and Adult Contemporary. Because the recorded music business is particularly dependent on changing audience tastes and the ability to identify, attract and sign artists as well as repackage existing recorded music, the

Company believes that a diversification of musical offerings, through the identification of additional markets with growth potential, reduces revenue volatility. The Company believes that it can obtain market share in these markets through the identification, acquisition and exploitation of catalog items.

    INTRODUCE ARTIST-DRIVEN RECORDS.

    The Company is committed to developing high quality recorded music with artists with a history of successful releases. The Company does not primarily focus on developing new acts due to unpredictable sales and high development costs. The Company believes that its strategy reduces the risks associated with promoting and sponsoring records because of the artist's existing fan base. In addition, the recoupment of costs associated with recording and marketing an album is more predictable with an artist who has a history of sales because the Company is less involved in selecting producers, recording studios and additional musicians than would be the case with a new artist.

    ACQUIRE MUSIC MASTER RECORDING AND PUBLISHING RIGHTS.

    The Company is committed to developing its music catalog, which has historically provided a recurring source of sales for the Company. The Company believes that its success depends significantly on its ability to invest in, develop and market rights to its catalog of recorded music. The Company plans to expand its catalog for exploitation through acquisitions and strategic relationships as long as it is economically feasible. Consistent with this strategy, the Company has formed a joint venture with subsidiaries of House of Blues, and has targeted other record companies for acquisition or long-term licensing arrangements, which, if successfully completed, are expected to enhance the Company's position in other markets, including Blues.

MARKETS

    GOSPEL.

    The Company owns a catalog of master recordings of some of the best selling Gospel music acts of all time. These acts include The Winans, Andrae Crouch, Walter Hawkins and Daryl Coley. A significant portion of this catalog was acquired by the Company in 1993 from Lexicon Music, Inc.

    Consistent with its belief that Gospel music products are artist-driven rather than "hit" driven, the Company has acquired, and continues to pursue the acquisition of, master recordings of established Gospel artists who have a history of stable base sales. In addition, the Company has signed established artists, typically artists with a ministry, for modest advances to produce new recordings. Gospel music products accounted for 57.5% and 75.1% of the Company's gross revenues during fiscal 1996 and 1995, respectively.

    ADULT CONTEMPORARY.

    The Company has expanded its music offerings to include Adult Contemporary music. In 1993, the Company signed Peter Cetera, formerly the lead singer of the rock group CHICAGO and an established solo artist. Mr. Cetera's first album by the Company was released in July 1995 and was titled ONE CLEAR VOICE. His next release is scheduled for release in fiscal 1997.

    In addition, the Company has relationships with other established Adult Contemporary artists. The Company is currently working on projects with Alan Parsons and Crystal Bernard. These artists, along with Peter Cetera, not only provide the Company with the ability to produce and market artist-driven records with predictable sales, but also, based on the artists' past sales and established fan base, have the potential to produce a record that charts in the "top ten." The Company believes that its association with these artists will increase its ability to sign other established artists. Adult Contemporary music products accounted for 20.0% and 6.7% of the Company's gross revenues during fiscal 1996 and 1995, respectively.

    COUNTRY.

    During the Company's fiscal year ended May 31, 1995, the Company established its Country music operations in Nashville, Tennessee. These operations include Country radio promotions, talent evaluation and artist development and relations.

    Consistent with the Company's objectives for its music operations, the Company has signed established Country artists as well as up and coming artists. Holly Dunn and Ronna Reeves have both been installed on the Country Music Foundation's Walkway of Stars. The Company has also signed new artists Steve Azar and Steve Kolander, both of whom, the Company believes, have hit potential. The Beach Boys' August 1996 release for the Company features established artists, such as Willie Nelson and Lorrie Morgan, backed by The Beach Boys and performing songs originally recorded by The Beach Boys. Country music products accounted for 17.7% and 16.5% of the Company's gross revenues during fiscal 1996 and 1995, respectively.

    BLUES.

    The Company produces and markets compilations of Blues recordings, primarily with music licensed from other companies. The Company successfully produced and marketed a compilation of Blues recordings featuring a variety of artists titled ESSENTIAL BLUES, VOLUME I, which was the product of the joint venture with the House of Blues. The Company utilized television ads featuring Dan Ackroyd (Saturday Night Live, The Blues Brothers) to promote ESSENTIAL BLUES, VOLUME 1. A second compilation album, ESSENTIAL BLUES, VOLUME 2, was released in May 1996. The Company has also co-produced a video Gospel program taped at the House of Blues and three live Gospel records. The first, ESSENTIAL GOSPEL, was released in January 1996 and the remaining two are scheduled to be released in fiscal 1997. Blues music products accounted for less than 5.0% of the Company's gross revenues during fiscal 1996 and 1995.

LIBRARY

    The Company owns over 450 album master recordings and the copyrights to over 675 musical compositions, primarily in the Gospel music genre. By combining selections from its library with licensed rights to certain master recordings and compositions obtained from third parties, including most major labels, the Company has been successful in creating compilation products. See "-- Intellectual Property -- Licensing."

DISTRIBUTION, SALES AND PROMOTION

    The Company distributes its products through a multi-channel system comprised of (i) PolyGram domestically, (ii) MCA, PolyGram and BMG internationally and (iii) the Company's Light Distribution division to the Christian retail market. The Company has had an exclusive domestic retail distribution agreement with PolyGram since 1993. The Company's Christian distribution company, Light Distribution, distributes the Company's Christian music products as well as recorded music for artists affiliated with other record companies. The Company also repackages and catalogs its excess inventory of recorded music through the Company's in-house telemarketing services and other distribution channels. The following table sets forth the percentage of gross product sales by distribution channel:

                      PERCENTAGE OF TOTAL GROSS PRODUCT SALES BY
                                 DISTRIBUTION CHANNEL

                                                                             FISCAL
                                              FISCAL 1996   FISCAL 1995      1994(1)
                                              ------------  ------------  -------------
(1) PolyGram................................        56.6%         57.5%         86.8%
(2) Christian Bookstores....................        24.1          23.2          10.5
(3) Record Clubs/Direct Sales...............        11.2           3.0           2.7
(4) Telemarketing...........................         8.1          16.2           0.0

- ------------------------
(1) The Company adopted a May 31 fiscal year end effective June 1, 1994. The pro forma year ended May 31, 1994 was derived from the audited financial statements for the five-month period ended May 31, 1994 and the year ended December 31, 1993 in order to present a period comparable to the new fiscal period adopted by the Company.

    During fiscal 1996, Company management significantly reduced the Company's telemarketing efforts due to the increased costs of television advertising. Telemarketing sales for fiscal 1996 and 1995 were $1,422,000 and $1,949,000, respectively.

    The Company believes that the diversity of its distribution channels, which was established through substantial investment in fiscal 1995 and which the Company plans to continue to pursue, will help the Company absorb shifts in audience taste and the economy, and provide the foundation for the Company's expansion into and exploitation of additional markets.

    THIRD PARTIES.

    In May of 1993, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with PolyGram, the largest distributor of recorded music in the world. Under the Distribution Agreement, PolyGram was appointed the exclusive distributor for the Company's records throughout the United States. The Company has retained the right to distribute its records through key-outlet sales, licenses or sales to record clubs, sales through Christian bookstore channels and other third party licenses of master recordings. The services provided by PolyGram include billing and collecting from customers, distributing promotional copies of records, coordinating and placing advertisements and undertaking retail marketing and inventory control activities. The Company is solely responsible for all costs of production and manufacture of the records including packaging, advertisement, freight and insurance and is obliged to deliver to PolyGram sufficient records to ensure adequate stock for distribution. For its services, PolyGram is entitled to a distribution fee of 18% of the gross billings for all records distributed under the agreement, less reserves set aside against returns and credits, and a monthly fee of 2% of the aggregate credit price for copies of returned records. Fees owed by the Company to PolyGram are secured by all Company products in PolyGram's possession. The terms of the distribution agreement, initially three years, was extended to December 31, 2000.

    PolyGram owns and distributes labels such as Motown Records, A&M Records, Mercury Records and others. The Company is one of the few record companies not owned by PolyGram whose products are distributed by PolyGram. The Company's relationship with PolyGram has provided, and is expected to continue to provide, the Company with access to distribution channels not readily available to other independent recorded music companies.

    International distribution of the Company's products is handled principally by MCA. However, the Company also has relationships with BMG and PolyGram for international distribution. Under the terms of the agreement with MCA, MCA has the right to sell the Company's records worldwide, excluding the United States and Canada. MCA is responsible for all manufacturing and related costs

(other than artist royalties, which are paid by the Company). The Company receives a royalty from MCA based on retail sales net of returns ranging from 15% to 20.57% of the suggested retail list price. The agreement with MCA expires on September 30, 1996, subject to MCA's option to extend the term for an additional six months under certain circumstances. The PolyGram Distribution Agreement provides that if the Company desires to enter into an agreement with any party regarding international distribution, the Company must give PolyGram a right of first refusal.

    LIGHT DISTRIBUTION.

    Light Distribution, an operating division of the Company, distributes the Company's Christian music products, as well as recorded music for artists affiliated with other labels, including Mercury, Motown, PolyGram and R.E.X. Music, which was recently purchased by the Company. Light Distribution also distributes Christmas albums for artists including Donna Summer and Kathy Mattea.

RELATIONSHIP WITH ARTISTS

    CONTRACT TERMS.

    The Company seeks to contract with its artists on an exclusive basis for the marketing of their recordings in return for a percentage royalty based on the retail selling price of the recording. The Company generally seeks to obtain rights on a worldwide basis. A typical contract with an artist may provide for a number of albums to be delivered, with advances against royalties being paid upon delivery of each album, although advances are often made prior to recording. The Company generally has an option to take each album that the artist is contracted to deliver, exercisable within an agreed period of time, usually a few months following delivery of the previous album. Normally, if an option is not exercised, the artist has no obligation to deliver additional albums. Provisions in contracts with established artists vary considerably, and may, for example, require the Company to release a fixed number of albums and/or contain an option exercisable by the Company covering more than one album. The Company seeks to obtain rights to exploit product delivered by the artist for the life of the product's copyright. Under the contracts, advances are normally recoupable against royalties paid to the artist. The Company also seeks to recoup a portion of certain marketing and tour support costs, if any, against artist royalties.

    RECORDING.

    Contracts either provide for the artists to deliver completed recordings or for the Company to undertake the recording with the artist. If the recording costs are advanced by the Company, they are added to the advances paid to the artist and recouped against royalties payable to the artist. The Company's staff is involved in selecting producers, recording studios, any additional musicians needed and songs to be recorded, as well as supervising the output of recording sessions, although for experienced artists, such involvement may be less.

    MUSIC VIDEO.

    The Company produces music videos of single songs for promotional purposes (clips) and longer music programs (for example, concert programs) for retail sale. Income from music videos is derived from the sale of videocassettes and from the publishing of music included in such videos.

    OPTION PROGRAM.

    The Company intends to grant stock options to certain artists ("Artist Options") as an inducement to sign with the Company. The Company expects that these stock options will have vesting schedules tied to the achievement of identified sales and other performance milestones. The Company will evaluate the use of options on a case by case basis based on its assessment of the cost of making cash advances to the artist, the sales potential of the artist and the financial impact of granting such options. Under current industry practice, cash advances to an artist are recouped from royalties payable to the artist from record sales. Because the Artist Options would not be subject to recoupment, the Company believes that such options will provide a valuable method of attracting, signing and retaining artists while maintaining appropriate economic incentives for the artists. In addition, the corresponding reduction in cash advances should positively impact the Company's cash flow.

PRODUCTION AND MANUFACTURING

    The Company is a full service record company with an art department that provides design and finished film for print-ready manufacturing of record cover design.

    The Company previously owned and operated River North Studios ("Studio") but disposed of the studio assets concurrent with the Company's initial public offering, having determined that it is more cost effective to use outside facilities for the recording time actually required by the Company.

    Although a number of alternative manufacturing sources are available to the Company, the Company's finished music products are generally manufactured by wholly-owned subsidiaries of PolyGram because management finds this source cost effective.

INTELLECTUAL PROPERTY

    COPYRIGHT.

    The Company's recorded music business, like that of other companies involved in recorded music, primarily rests on ownership or control and exploitation of musical works and sound recordings. The Company's music products are protected under applicable domestic and international copyright laws. In addition, the Company has ownership rights to over 450 album master recordings and over 675 songs, primarily in the Gospel music genre, which are also protected under copyright laws.

    Although circumstances vary from case to case, rights and royalties relating to a particular recording typically operate as follows: When a recording is made, copyright in that recording vests either in the recording artist (and is licensed to the recording company) or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vests either in the writer (and is licensed to a music publishing company) or in the publishing company itself. Artists generally record songs that are controlled by music publishers. The rights to reproduce such songs on soundcarriers are obtained by the Company from music publishers or collection societies on their behalf. The manufacture and sale of a soundcarrier results in royalties being payable by the record company to the publishing company at industry agreed or statutory rates for the use of the composition (and the publishing company in turn pays a royalty to the writer) and by the record company to the recording artist for the use of the recording. The Company operates in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use.

    LICENSING.

    The Company is engaged in licensing activity involving both the acquisition of rights to certain master recordings and compositions for its own projects and the granting of rights to third parties in the master recordings and compositions it owns. The Company typically obtains an ownership or co-ownership interest in all newly-recorded compositions appearing on albums released by the Company that are written by the artists performing the compositions. The rights to use all other compositions appearing on albums or audiovisual works are obtained from the publishers of those compositions under agreements that, for albums, are called mechanical licenses, which are often issued through a central agency, and for audiovisual works are called synchronization licenses. The mechanical license fee is customarily indexed to a statutory rate established under the United States Copyright Act, which currently is 6.95 cents for a performance of up to five minutes and higher for performances of greater length. Although fees for synchronization licenses vary from set fees to percentages of sales price, the fee often corresponds to the statutory rate for mechanical licenses. The Company typically issues its own mechanical and synchronization licenses to third parties when compositions from its own catalog are used by others. The availability and terms of such cross-licensing arrangements are generally made possible by existing industry practices based on reciprocity.

    Performance rights in compositions owned by the Company are enforced under agreements the Company has with the performing rights organizations, American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and SESAC, Inc., which licenses commercial users of music such as radio and television broadcasters, restaurants and retailers and disburses collected fees based upon the frequency and type of performances they identify. Print publishing rights in compositions owned by the Company are either directly licensed by the Company to third party users or are enforced through an agency called Christian Copyright Licensing International, which issues print licenses to churches and other organizations and collects and disburses the fees.

    The Company will also, in selected instances, obtain under license agreements the right to use master recordings owned by others, either in original album form or for compilation projects. Although the terms of such agreements vary, they are typically for a period of three to five years and involve the payment of a royalty in the range of five to eight cents for the use of individual masters and between 16% and 20% of suggested retail price for complete original albums. The Company typically licenses to others only the right to use individual masters for compilation projects under terms similar to those under which the Company obtains master license rights. Should such industry practices change, there can be no assurance that the Company will be able to obtain licenses from third parties on terms satisfactory to the Company, and the Company's business, particularly with respect to compilation products, could be materially adversely affected.

COMPETITION

    The business success of the Company depends, among other things, on the skill and creativity of the employees of the Company and on their relationships with artists. The Company faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. The Company competes directly with other record companies, including the six major international recorded music companies, which distribute Gospel, Blues, Adult Contemporary and Country music, as well as other record and music publishing companies for signing established and new artists and songwriters and acquiring music catalogs. Many of the Company's competitors have significantly longer operating histories, greater financial resources and larger music catalogs than the Company. The Company's ability to compete successfully will be largely dependent upon its ability to build upon and maintain its reputation for quality music products and to introduce music products which are accepted by consumers.

EMPLOYEES

    As of August 12, 1996, the Company employed 64 employees, of whom 37 were located in the Company's Downers Grove, Illinois facilities, 2 were located at the Studio facilities in Chicago, Illinois and 25 were located in Nashville, Tennessee. Of such employees, 37 were engaged in marketing, sales and related customer services, 25 were engaged in administration and accounting and 2 were engaged in production.

    None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers relations with its employees to be good.

RECENT DEVELOPMENTS

    During June 1996, the Company acquired substantially all of the assets of R.E.X. Music, Inc. ("REX"). REX produces, licenses and markets recorded music. Prior to the acquisition, the Company was the primary distributor for REX. REX's artist roster acquired by the Company includes Sixpence None the Richer, Whitecross, Six Feet Deep, The Waiting and Tammy Trent. REX's artists focus on Modern Rock, Pop and Alternative Christian music.

SAFE HARBOR PROVISION

    This Report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1997 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, without limitation, commercial success of the Company's repertoire, charges and costs related to acquisitions, relationships with artists and producers, attraction and retention of key personnel, general economic and business conditions and enhanced competition and new competitors in the recorded music industry.

ITEM 2.  FACILITIES.

    The Company's headquarters are based in Downers Grove, Illinois. It currently leases its 6,500 square foot office facility pursuant to a lease that will expire January 31, 1997. This facility houses the executive office offices of the Company, as well as the management, accounting and sales staff. The Company also leases 6,142 square feet of office space in Nashville, Tennessee, pursuant to a lease expiring November 17, 1997, that houses the promotional staff of River North Records and the administrative and telephone sales staff of Light Distribution; a 3,300 square foot warehouse, located in Downers Grove, Illinois, that houses the mail order distribution operations of the Company; and a 1,250 square foot office, also located in Downers Grove, that houses the Company's direct marketing operations. Finally, the Company leases 14,262 square feet of recording studio and related office space pursuant to a lease that expires December 31, 1996. As part of the disposition of its Studio operations, the Company subleases a portion of such facility to the purchaser and an affiliate of the purchaser. The Company, however, remains the obligor under this lease. The aggregate monthly lease payments under the foregoing are approximately $52,000 (including Studio payments of approximately $26,000 of which $15,600 is attributable to the sublease). The Company believes that its facilities are in good condition and adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not presently a party to any legal proceedings that the Company believes are material to the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock trades publicly on the Nasdaq Stock Market's National Market under the symbol "PTET." The following table sets forth the high and low closing prices for fiscal 1996 since the Company's initial public offering on March 12, 1996, as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

                  QUARTER ENDED
                  MAY 31, 1996*
                  --------------
High............    $    17.75
Low.............    $    11.50

- ------------------------
* Prior to March 12, 1996, there was no established public trading market for the Common Stock.

    At August 27, 1996, there were approximately 60 shareholders of record and 5,063,207 shares of outstanding Common Stock. The Company has not paid any dividends to holders of Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the Company as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended May 31, 1996 and 1995, the five months ended May 31, 1994 and the year ended December 31, 1993 listed below have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the unaudited pro forma year ended May 31, 1994 was derived from audited financial statements of the Company as of and for the five months ended May 31, 1994 and the year ended December 31, 1993. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes incorporated by reference herein.

                                                                     PRO FORMA
                                          YEAR ENDED   YEAR ENDED   YEAR ENDED                       YEAR ENDED
                                            MAY 31,      MAY 31,      MAY 31,    FIVE MONTHS ENDED  DECEMBER 31,
                                             1996         1995       1994 (1)      MAY 31, 1994         1993
                                          -----------  -----------  -----------  -----------------  -------------
                                                                        (UNAUDITED)
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Gross product sales...................   $  17,610    $  12,068    $   7,216       $   3,474        $   4,010
  Less: Returns and allowances..........      (4,732)      (3,126)      (1,174)           (584)            (590)
                                          -----------  -----------  -----------        -------      -------------
  Net product sales.....................      12,878        8,942        6,042           2,890            3,420
  Cost of product sales.................       8,107        4,300        3,439           1,743            1,901
                                          -----------  -----------  -----------        -------      -------------
                                               4,771        4,642        2,603           1,147            1,519
  Gross artist project revenues.........       5,367        3,084        1,639             728            1,451
  Less: Allowance for unrecoupable
   artist advances......................      (2,506)      (1,128)      (1,219)           (433)          (1,361)
                                          -----------  -----------  -----------        -------      -------------
  Net artist project revenues...........       2,861        1,956          420             295               90
  Licensing, publishing and other
   revenues.............................       1,799(2)        207          74              53               28
                                          -----------  -----------  -----------        -------      -------------
  Net artist project and other
   revenues.............................       4,660        2,163          494             348              118
  Cost of artist project and other
   revenues.............................       5,195        2,601        1,862           1,005            1,061
                                          -----------  -----------  -----------        -------      -------------
                                                (535)        (438)      (1,368)           (657)            (943)
                                          -----------  -----------  -----------        -------      -------------
  Gross profit..........................       4,236        4,204        1,235             490              576
  Depreciation and amortization.........         212          133           88              39               55
  Selling, general and administrative
   expenses.............................       7,961        8,800        2,553           1,352            2,287
                                          -----------  -----------  -----------        -------      -------------
  Operating loss........................      (3,937)      (4,729)      (1,406)           (901)          (1,766)
  Interest income.......................         106           46       --              --               --
  Interest expense......................        (570)        (157)         (48)            (27)             (33)
                                          -----------  -----------  -----------        -------      -------------
  Loss from continuing operations.......      (4,401)      (4,840)      (1,454)           (928)          (1,799)
  Discontinued operations:
    Loss from operations................      --           (2,073)      (2,050)           (755)          (1,519)
    Estimated loss on disposal..........        (226)      (2,611)      --              --               --
                                          -----------  -----------  -----------        -------      -------------
  Loss from discontinued operations.....        (226)      (4,684)      (2,050)           (755)          (1,519)
                                          -----------  -----------  -----------        -------      -------------
  Net loss..............................      (4,627)   $  (9,524)   $  (3,504)      $  (1,683)       $  (3,318)
                                                       -----------  -----------        -------      -------------
                                                       -----------  -----------        -------      -------------
  Less: Cumulative preferred dividends
   (3)..................................        (602)
                                          -----------
  Loss appicable to common shares.......   $  (5,229)
                                          -----------
                                          -----------
  Net loss per common share:
    Continuing operations...............   $   (1.71)   $   (2.12)
    Discontinued operations.............       (0.08)       (2.05)
                                          -----------  -----------
  Net loss per common share (4):           $   (1.79)   $   (4.17)
                                          -----------  -----------
                                          -----------  -----------
  Weighted average number of common
   shares outstanding (4)...............   2,925,987     2,284,090


                                                      AS OF MAY 31,
                                          -------------------------------------   AS OF DECEMBER
BALANCE SHEET DATA (5):                      1996         1995         1994          31, 1993
                                          -----------  -----------  -----------  -----------------
  Cash..................................   $   8,222    $      87    $       9       $      36
  Working capital (deficit) (6).........      12,055       (9,128)      (4,117)         (3,349)
  Total assets..........................      19,744        6,353        5,385           4,656
  Long-term debt (including current
   portion).............................      --           --            1,140           1,243
  Redeemable preferred stock............      --            5,423       --              --
  Stockholders' equity (net capital
   deficiency)..........................      15,215      (12,320)      (3,302)         (1,618)

- ------------------------------
(1) The Company adopted a May 31 fiscal year end effective June 1, 1994. The pro forma year ended May 31, 1994 was derived from the audited financial statements for the five-month period ended May 31, 1994 and the year ended December 31, 1993 in order to present a period comparable to the new fiscal period adopted by the Company.

(2) Licensing, publishing and other revenues include approximately $553,000 of licensing revenue derived from the sale of Company products through its international licensee, MCA. Under the contract with MCA, revenues paid to the Company are calculated as a percentage (varying from country to country) of retail sales by MCA net of returns. Manufacturing and related costs (other than artist royalties) are borne by MCA. Retail sales, net of returns, reported to the Company by MCA, were approximately $3,409,000 for the year ended May 31, 1996.

(3) Represents accrued dividends on the Company's Series A-1 Non-Convertible Preferred Stock, which dividends were paid concurrent with the redemption of such stock on March 15, 1996. The Company has never paid a dividend on its Common Stock.

(4) Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common and common equivalent shares issued during the twelve-month period prior to the March 12, 1996 public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $13.00 per share. No effect has been given to common equivalent shares issued for any other period as the effect would be antidilutive. In addition, all Series A-2 Convertible Preferred Stock, Class A Common Stock and Class B Common Stock are treated as if converted into common shares at the date of issuance.

     A portion of the net proceeds received from the Offering were used to retire indebtedness of the Company and redeem a portion of the Series A-1 Non-Convertible Preferred Stock. Supplemental loss per common share, adjusted to reflect the elimination of interest expense incurred on such borrowings during fiscal 1996 and the payment of mandatory preferred dividends, is $1.52 per common share.

(5) Includes the assets and liabilities of the Studio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to Consolidated Financial Statements, incorporated by reference herein.

(6)  Includes short-term debt for all periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information in response to this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information in response to this item is incorporated by reference to the Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated August 14, 1996, on pages 17 through 23 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information in response to this item is incorporated by reference from the "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" section of the 1996 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information in response to this item is incorporated by reference from the sections of the 1996 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS," "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information in response to this item is incorporated by reference from the section of the 1996 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information in response to this item is incorporated by reference from the section of the 1996 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. The following Consolidated Financial Statements and Notes thereto, included on pages 17 through 23 of the 1996 Annual Report, are incorporated by reference:

           Report of Independent Auditors

           Consolidated Balance Sheets as of May 31, 1996 and 1995

           Consolidated Statements of Operations for the Years Ended May 31,
             1996 and 1995, the Five Months Ended May 31, 1994 and the Year Ended December 31, 1993

           Consolidated Statements of Stockholders' Equity (Net Capital
             Deficiency) for the Years Ended May 31, 1996 and 1995, the Five Months Ended May 31, 1994 and the Year Ended December 31, 1993

           Notes to Consolidated Financial Statements

    2. All financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

    3. The following exhibits are filed with this Report or incorporated by reference as set forth below.

EXHIBIT
NUMBER
- -------
 *3.1     Third Amended and Restated Certificate of Incorporation of the
          Registrant.

 *3.2     Amended and Restated Bylaws of the Registrant.

 *4.1     Specimen stock certificate representing Common Stock.

 *4.2     Amended and Restated Registration Rights Agreement.

 *4.3     Amendment No. 1 to Amended and Restated Registration Rights Agreement.

*10.1     Distribution Agreement by and between PolyGram Group Distribution, Inc.
          and the Registrant, dated May 14, 1993 and amended November 1, 1995.

*10.2 Employment Agreement by and between Douglas C. Laux and the Registrant, dated August 21, 1995.

*10.3 Studio Agreement by and among River North Studios, Inc., the Registrant and River North Studios, Ltd., Joseph Thomas and Ira Antelis, dated
          December 4, 1995 (amended May 31, 1996 -- see exhibit 10.5).

*10.4     Agreement by and between Joseph Thomas and the Registrant, dated
          December 4, 1995 (amended May 31, 1996 -- see exhibit 10.5).

 10.5     Agreement by and between River North Studios, Inc., the Registrant,
          River North Studios II, Inc., Joe Thomas and Ira Antelis, dated May 31,
          1996.

*10.6     Letter Agreement by and among Steven Devick, Andrew Filipowski, Chicago
          Gospel International, Inc. and the Registrant, dated December 7, 1995.

- ------------------------
* Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-80357), and incorporated herein by reference.

*10.7     Platinum Entertainment, Inc. Amended and Restated 1995 Employee
          Incentive Compensation Plan.

*10.8 Devick Diversified Enterprises 401(k) Plan and Trust Document, effective July 8, 1994.

*10.9     Form of Indemnification Agreement for directors and certain officers.

*10.10 Loan and Security Agreement by and between American National Bank and the Registrant, dated September 15, 1994 and amended August 3, 1995, with exhibits.

*10.11    Commitment Letter from American National Bank dated February 2, 1996.

 11.      Statement re computation of per share earnings.

 13. 1996 Annual Report. With the exception of the information incorporated by reference into Items 7, 8 and 14(a) of this Annual Report on Form
          10-K, the 1996 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

*21.      Subsidiaries of the Company.

 23.      Report and Consent of Independent Auditors.

 27.      Financial Data Schedule.

- ------------------------
* Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-80357), and incorporated herein by reference.

(b) Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of August, 1996.

                                          PLATINUM ENTERTAINMENT, INC.

                                          By:         /s/ STEVEN DEVICK

                                          --------------------------------------
                                                      Steven Devick
                                           CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on August 27, 1996.

                       SIGNATURE                                                  TITLE
- -------------------------------------------------------  -------------------------------------------------------

                   /s/ STEVEN DEVICK                     Chairman of the Board, President and Chief Executive
      -------------------------------------------         Officer (principal executive officer)
                     Steven Devick

                  /s/ DOUGLAS C. LAUX                    Chief Financial Officer (principal financial and
      -------------------------------------------         accounting officer) and Director
                    Douglas C. Laux

                                                         Director
      -------------------------------------------
                     Casey Cowell

               /s/ MICHAEL P. CULLINANE                  Director
      -------------------------------------------
                 Michael P. Cullinane

                 /s/ CRAIG DUCHOSSOIS                    Director
      -------------------------------------------
                   Craig Duchossois

                                                         Director
      -------------------------------------------
                 Andrew J. Filipowski

                /s/ RODNEY L. GOLDSTEIN                  Director
      -------------------------------------------
                  Rodney L. Goldstein

                /s/ PAUL L. HUMENANSKY                   Director
      -------------------------------------------
                  Paul L. Humenansky

                  /s/ LAURA P. PEARL                     Director
      -------------------------------------------
                    Laura P. Pearl

                                                         Director
      -------------------------------------------
                     Isaac Tigrett