Form 10-Q
period 1996-08-31
PLATINUM ENTERTAINMENT INC
filed 1996-10-15
CIK 883558

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       OR

             (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from  _______ to _______

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

                                Yes   X       No
                                     ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

5,151,439 Shares of Common Stock, par value $.001 per share, at October 14, 1996

                          PLATINUM ENTERTAINMENT, INC.
                                    FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
                        Part I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of August 31 and
          May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .     3-4

          Consolidated Statements of Operations for the three months
          ended August 31, 1996 and 1995 . . . . . . . . . . . . . . .     5

          Consolidated Statements of Cash Flows for the three months
          ended August 31, 1996 and 1995 . . . . . . . . . . . . . . .     6

          Notes to Consolidated Financial Statements . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . .     8-13


                           Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .     13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

Exhibits

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       AUGUST 31,      MAY 31,
                                                         1996            1996
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . .   $  4,759,938   $  8,222,173
   Cash in escrow. . . . . . . . . . . . . . . . .        350,000           -
   Accounts receivable, less allowances of
   $1,057,844 and $1,033,433, respectively . . . .      4,880,906      3,302,803
   Artist advances . . . . . . . . . . . . . . . .      1,841,279      1,581,390
   Inventories . . . . . . . . . . . . . . . . . .      2,458,127      1,538,108
   Notes receivable. . . . . . . . . . . . . . . .        320,099      1,467,007
   Other . . . . . . . . . . . . . . . . . . . . .        585,728        472,457
                                                     ------------   ------------
   Total current assets. . . . . . . . . . . . . .     15,196,077     16,583,938

Artist advances, net of current amounts, less
 allowances of  $5,280,223 and $4,942,021,
 respectively. . . . . . . . . . . . . . . . . . .      2,911,208      2,093,224
Property and equipment, net. . . . . . . . . . . .        725,432        698,251
Music publishing rights and artist masters,
 less accumulated amortization of
 $93,222 and $90,443, respectively . . . . . . . .        686,778        349,557
Other. . . . . . . . . . . . . . . . . . . . . . .         22,176         18,568
                                                     ------------   ------------
Total assets . . . . . . . . . . . . . . . . . . .   $ 19,541,671   $ 19,743,538
                                                     ------------   ------------
                                                     ------------   ------------


                 See accompanying notes to financial statements

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       AUGUST 31,      MAY 31,
                                                         1996            1996
                                                      (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . .  $  1,151,206   $    997,378
    Accrued liabilities and other. . . . . . . . .     1,539,715      2,104,015
    Royalties payable. . . . . . . . . . . . . . .     2,268,460      1,427,588
                                                    ------------   ------------
    Total current liabilities. . . . . . . . . . .     4,959,381      4,528,981
Stockholders' equity:
Preferred stock:
  Preferred stock ($.001 par value); 10,000,000
    shares authorized, no shares issued and
    outstanding at August 31 and May 31, 1996. . .          -              -
Common stock:
  Common stock ($.001 par value); 40,000,000
    shares authorized, 5,063,204 shares issued and
    outstanding at August 31 and May 31, 1996. . .         5,063          5,063
  Additional paid-in capital . . . . . . . . . . .    35,253,724     35,253,724
  Accumulated deficit. . . . . . . . . . . . . . .   (20,676,497)   (20,044,230)
                                                    ------------   ------------
  Stockholders' equity . . . . . . . . . . . . . .    14,582,290     15,214,557
                                                    ------------   ------------
Total liabilities and stockholders' equity . . . .  $ 19,541,671   $ 19,743,538
                                                    ------------   ------------
                                                    ------------   ------------


                 See accompanying notes to financial statements

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE          THREE
                                                    MONTHS ENDED   MONTHS ENDED
                                                      AUGUST 31,     AUGUST 31,
                                                        1996           1995
                                                     (UNAUDITED)    (UNAUDITED)

Gross product sales. . . . . . . . . . . . . . . .  $  5,203,175   $  4,978,656
Less: Returns and allowances . . . . . . . . . . .    (1,072,529)      (859,083)
                                                    ------------   ------------
Net product sales. . . . . . . . . . . . . . . . .     4,130,645      4,119,573
Cost of product sales  . . . . . . . . . . . . . .     2,416,671      1,685,172
                                                    ------------   ------------
                                                       1,713,974      2,434,401

Gross artist project revenues  . . . . . . . . . .     1,180,429        919,109
Less: Allowance for unrecoupable
  artist advances  . . . . . . . . . . . . . . . .      (150,000)       (60,391)
                                                    ------------   ------------
Net artist project revenues  . . . . . . . . . . .     1,030,429        858,718
Licensing, publishing and other revenues . . . . .       140,509        379,181
                                                    ------------   ------------
Net artist project and other revenues  . . . . . .     1,170,938      1,237,899
Cost of artist project and
  other revenues . . . . . . . . . . . . . . . . .     1,228,722      1,294,856
                                                    ------------   ------------
                                                         (57,784)       (56,957)
                                                    ------------   ------------
Gross profit . . . . . . . . . . . . . . . . . . .     1,656,190      2,377,444
Selling, general and
  administrative expenses  . . . . . . . . . . . .     2,374,664      2,268,460
                                                    ------------   ------------
Operating income (loss)  . . . . . . . . . . . . .      (718,474)       108,984
Interest income  . . . . . . . . . . . . . . . . .        90,494            393
Interest expense . . . . . . . . . . . . . . . . .        (2,814)      (139,114)
                                                    ------------   ------------
Loss from continuing
  operations before income taxes . . . . . . . . .      (630,794)       (29,737)
Provision for income taxes . . . . . . . . . . . .          -              -
                                                    ------------   ------------
Net loss . . . . . . . . . . . . . . . . . . . . .  $   (630,794)       (29,737)
                                                    ------------
                                                    ------------
Less - Cumulative preferred
  dividends  . . . . . . . . . . . . . . . . . . .                     (301,250)
                                                                   ------------
Loss applicable to common
  shares . . . . . . . . . . . . . . . . . . . . .                 $   (330,987)
                                                                   ------------
                                                                   ------------

Net loss per common share  . . . . . . . . . . . .  $      (0.12)  $      (0.14)
                                                    ------------   ------------
                                                    ------------   ------------

Weighted average number of common
  shares outstanding . . . . . . . . . . . . . . .     5,063,204      2,334,949
                                                    ------------   ------------
                                                    ------------   ------------


                 See accompanying notes to financial statements

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       THREE          THREE
                                                    MONTHS ENDED   MONTHS ENDED
                                                      AUGUST 31,     AUGUST 31,
                                                        1996           1995
                                                     (UNAUDITED)    (UNAUDITED)

OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . .  $   (630,794)  $    (29,737)
Adjustments to reconcile net loss to net cash
   used in continuing operating activities:
    Charge for future returns. . . . . . . . . . .        10,000           -
    Charge for unrecoupable
     artist balances . . . . . . . . . . . . . . .       130,781         60,962
    Depreciation and amortization. . . . . . . . .        69,867         35,236
Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . .    (1,704,326)    (1,130,856)
   Inventories . . . . . . . . . . . . . . . . . .      (781,859)      (100,812)
   Notes receivable. . . . . . . . . . . . . . . .       877,961         (1,922)
   Artist advances . . . . . . . . . . . . . . . .    (1,208,654)      (966,183)
   Accounts payable. . . . . . . . . . . . . . . .       153,828       (262,543)
   Accrued liabilities and other . . . . . . . . .      (581,354)      (192,509)
   Royalties payable . . . . . . . . . . . . . . .       840,872        390,468
   Other . . . . . . . . . . . . . . . . . . . . .      (198,743)       (49,765)
                                                    ------------   ------------
Net cash used in continuing operating
   activities. . . . . . . . . . . . . . . . . . .    (3,022,421)    (2,247,661)
Discontinued operations:
   Change in net liabilities . . . . . . . . . . .          -          (329,439)
                                                    ------------   ------------
   Net cash used in discontinued
    operating activities . . . . . . . . . . . . .          -          (329,439)
                                                    ------------   ------------
Net cash used in operating activities. . . . . . .    (3,022,421)    (2,577,100)

INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . .       (89,814)       (14,236)
Investment in joint venture. . . . . . . . . . . .      (350,000)          -
                                                    ------------   ------------
Net cash used in investing activities. . . . . . .      (439,814)       (14,236)

FINANCING ACTIVITIES
Net proceeds from related parties. . . . . . . . .          -         1,135,023
Net proceeds from revolving
   line of credit. . . . . . . . . . . . . . . . .          -         1,950,000
Payment of bank term loan. . . . . . . . . . . . .          -          (250,000)
                                                    ------------   ------------
Net cash provided by financing activities. . . . .          -         2,835,023
                                                    ------------   ------------
Net increase (decrease) in cash. . . . . . . . . .    (3,462,235)       243,687
Cash, beginning of period. . . . . . . . . . . . .     8,222,173         87,368
                                                    ------------   ------------
Cash, end of period. . . . . . . . . . . . . . . .  $  4,759,938   $    331,055
                                                    ------------   ------------
                                                    ------------   ------------


                 See accompanying notes to financial statements

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (INFORMATION FOLLOWING IS UNAUDITED)


1.   BASIS OF PRESENTATION

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 1996 of Platinum Entertainment, Inc. ("Company") included in the Company's Annual Report on Form 10-K. The interim results presented are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.

2.   NET LOSS PER COMMON SHARE

     Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common and common equivalent shares issued during the 12-month period prior to the March 12, 1996 public offering have been included in the calculation for the three months ended August 31, 1995 as if they were outstanding for that period using the treasury stock method and the public offering price of $13 per share. In addition, all convertible preferred stock and convertible Class A common stock and Class B common stock are treated as if converted into common shares at the date of issuance.


3.   ACQUISITION

     On June 20, 1996, the Company acquired substantially all of the assets of REX Music, Inc. (REX) for $480,000. The purchase price approximated the indebtedness of REX to the Company, which primarily arose prior to May 31, 1996. REX produces, licenses and markets recorded music, primarily in the Gospel format, for markets principally in the United States. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $480,000 approximates the fair value of the assets acquired. The assets acquired include accounts receivable, artist advances, inventory, copyrights and artist contracts. The value allocated to music publishing rights and artist masters totaled $340,000 and is being amortized over 15 years using the straight-line method.

4.   JOINT VENTURE

     The Company agreed to purchase all rights from Private Music, a division of Private, Inc. (Private), relating to Private's 50% interest in a joint venture with House of Blues Records, Inc. for the House of Blues Music Company. Accordingly, the Company has $350,000 in escrow towards the joint venture, which will close pending the settlement of terms pursuant to the agreement. The Company's commitment in the joint venture, while not yet final, is approximately $3,000,000. House of Blues Records, Inc. is a subsidiary of House of Blues Entertainment, Inc. The Chairman and Chief Executive Officer of House of Blues Entertainment, Inc. is also a director of the Company.


5. SUBSEQUENT EVENT

     On September 19, 1996, the Company acquired substantially all of the assets of Double J Music Group for 88,000 shares of common stock and the assumption of approximately $100,000 of debt. Double J Music Group develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $1,006,000 approximates the fair value of the assets acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere in the filing.

OVERVIEW

     The Company continued its growth during the three months ended August 31, 1996 through continued investment in artist projects and the release of The Beach Boys' STARS AND STRIPES, VOLUME 1. The Company also acquired substantially all of the assets of REX Music, Inc. during June 1996 and acquired substantially all of the assets of Scott Entertainment, Inc. (Double J Music Group) during September 1996. See "Recent Developments" below for details of the Double J Music Group acquisition.

     In addition, the Company agreed to purchase all rights from Private Music, a division of Private, Inc. (Private), relating to Private's 50% interest in a joint venture with House of Blues Records, Inc. for the House of Blues Music Company. Accordingly, the Company has $350,000 in escrow at August 31, 1996 towards the joint venture, which will close pending the settlement of terms pursuant to the agreement. The Company's commitment in the joint venture, while not yet final, is approximately $3,000,000. House of Blues Records, Inc. is a subsidiary of House of Blues Entertainment, Inc. The Chairman and Chief Executive Officer of House of Blues Entertainment, Inc. is also a director of the Company.

     The Company records revenues for music products, other than telemarketing C.O.D. sales, when such products are shipped to retailers. In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for future returns is based upon its historical results of operations, SOUNDSCAN data and the return rate of the Company's primary distributor, PolyGram Group Distribution, Inc.

     The Company recognizes revenues from the shipment of telemarketing C.O.D. sales when cash is received from the customer. C.O.D. product shipments began during the first quarter of fiscal 1995 and were discontinued in mid-February 1996, when the Company determined that C.O.D. orders would no longer be accepted.

     A significant recurring funding requirement of the Company is for repertoire expenses, which include recording costs and advances to artists. The Company makes substantial payments each period for recording costs and advances in order to maintain and enhance its artist roster. These costs are recouped from the artists' royalties, to the extent possible, from future album sales. Artist advances are capitalized as an asset when the current popularity and past performance of the artist provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist.

     In fiscal 1996, the Company entered into an international licensing agreement with MCA Records, Ltd. (MCA). Revenues derived from the licensing are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee. Manufacturing and related costs (other than artist royalties, which are paid by the Company) are borne by the licensee. Artist royalties paid by the Company in connection with international sales are recorded as costs of artist projects and other revenues and are calculated as a percentage of retail sales net of returns.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items derived from the Company's consolidated statements of operations as a percentage of gross revenues:


                                              THREE                    THREE
                                           MONTHS ENDED             MONTHS ENDED
                                            AUGUST 31,               AUGUST 31,
                                               1996                     1995

Total gross revenues . . . . . . . . . .   $  6,524,000    100.0%   $  6,277,000    100.0%

Less: Returns and allowances . . . . . .     (1,072,000)    16.4%       (859,000)    13.7%
Less: Allowance for
  unrecoupable artist advances . . . . .       (150,000)     2.3%        (60,000)     1.0%
                                            -----------              -----------
Total net revenues . . . . . . . . . . .      5,302,000     81.3%      5,358,000     85.3%
Cost of product sales. . . . . . . . . .      2,417,000     37.0%      1,685,000     26.9%
Cost of artist projects and
  other revenues . . . . . . . . . . . .      1,229,000     18.8%      1,295,000     20.6%
                                            -----------              -----------
Total cost of sales and
  services . . . . . . . . . . . . . . .      3,646,000     55.9%      2,980,000     47.5%
                                            -----------              -----------
Gross profit . . . . . . . . . . . . . .      1,656,000     25.4%      2,378,000     37.8%
Selling, general and
  administrative expenses. . . . . . . .      2,375,000     36.4%      2,269,000     36.1%
                                            -----------              -----------
Operating income (loss). . . . . . . . .       (719,000)  (11.0%)        109,000      1.7%
Interest income. . . . . . . . . . . . .         91,000      1.3%              -      -
Interest expense . . . . . . . . . . . .         (3,000)        -       (139,000)   (2.2%)
                                            -----------              -----------
Net loss . . . . . . . . . . . . . . . .    $  (631,000)   (9.9%)    $   (30,000)   (0.5%)
                                            -----------              -----------
                                            -----------              -----------

GROSS REVENUES

     Gross revenues increased $247,000 or 3.9% to $6,524,000 for the three months ended August 31, 1996 compared to $6,277,000 for the comparable period of the prior fiscal year. Gross revenues generated in the Country, Gospel, Adult Contemporary, and Blues and other formats as a percentage of total gross revenues for the three months ended August 31, 1996 were 46.7%, 39.0%, 9.5% and 4.8% compared to 8.7%, 55.9%, 29.0% and 6.4% for the three months ended August 31, 1995. The changes in format percentages are due principally to the release of The Beach Boys' STARS AND STRIPES, VOLUME 1 on August 20,1996. The increase in revenues includes $2,693,000 attributable to the release of The Beach Boys' album. This increase was largely offset by a decrease in telemarketing sales which were significantly reduced due to the increased costs of television advertising and the incremental revenue recognized in the first quarter of fiscal 1996 from the release of Peter Cetera's ONE CLEAR VOICE. In addition, no international revenues have been recorded for the three months ended
August 31, 1996 as the Company has not been notified to date by MCA regarding international sales generated during this period. There were no significant releases, other than The Beach Boys, during the three months ended
August 31, 1996.

RETURNS AND ALLOWANCES

     Returns and allowances increased $213,000 or 24.8% to $1,072,000 for the three months ended August 31, 1996 compared to $859,000 for the comparable period of the prior fiscal year. Returns and allowances as a percentage of gross product sales increased to 20.6% for the three months ended August 31, 1996 from 17.3% for the comparable period of the prior fiscal year. The increase is attributable primarily to an increase in the Company's and the industry's historical return experience rates, particularly in Country, as a result of the weak music retail market that began in 1995 and has continued through this quarter.

ALLOWANCE FOR UNRECOUPABLE ARTIST ADVANCES

     The allowance for unrecoupable artist advances increased $90,000 to $150,000 for the three months ended August 31, 1996 compared to $60,000 for the comparable period of the prior fiscal year. Allowances for unrecoupable artist advances as a percentage of gross project revenues increased to 12.7% for the three months ended August 31, 1996 from 6.5% for the comparable period of the prior fiscal year. This increase primarily relates to several Country and Gospel projects released during the three months ended August 31, 1996 or to be released later in fiscal 1997.

 COST OF PRODUCT SALES

     Cost of product sales increased $732,000 or 43.4% to $2,417,000 for the three months ended August 31, 1996 compared to $1,685,000 for the comparable period of the prior fiscal year. Cost of product sales as a percentage of gross revenues increased to 37.0% for the three months ended August 31, 1996 from 26.9% for the comparable period of the prior fiscal year. This increase is primarily attributable to increased royalty costs associated with albums released during the three months ended August 31, 1996, featuring established artists in non-Gospel formats. Further, the reduction in telemarketing sales negatively impacted this percentage due to the lower cost of product sales attributable to telemarketing sales compared with other distribution channels.

COST OF ARTIST PROJECTS AND OTHER REVENUES

     Cost of artist projects and other revenues decreased $66,000 or 5.1% to $1,229,000 for the three months ended August 31, 1996 compared to $1,295,000 for the comparable period of the prior fiscal year. The decrease relates primarily to the timing of project releases and the related costs incurred to complete those projects. Significant cost of projects scheduled for release in fiscal 1997, such as The Beach Boys' STARS AND STRIPES, VOLUME II and albums by Alan Parsons and Crystal Bernard, were incurred in fiscal 1996.

GROSS PROFIT

     Gross profit decreased $722,000 or 30.4% to $1,656,000 for the three months ended August 31, 1996 compared to $2,378,000 for the comparable period of the prior fiscal year. As a percentage of gross revenues, gross profit decreased to 25.4% for the three months ended August 31, 1996 from 37.8% for the comparable period of the prior fiscal year. This decrease is attributable to a decrease in telemarketing revenues which provide higher gross margins due to the lack of a third-party distribution channel, an increase in the reserves for artist advances and an increase in product returns. In addition, no international revenues have been recorded for the three months ended August 31, 1996 as the Company has not been notified to date by MCA regarding international sales generated during this period. International sales typically generate a 50% gross margin.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $106,000 or 4.7% to $2,375,000 for the three months ended August 31, 1996 compared to $2,269,000 for the comparable period of the prior fiscal year. Selling, general and administrative expenses as a percentage of gross revenues increased to 36.4% for the three months ended August 31, 1996 from 36.1% for the comparable period of the prior fiscal year. The increases are primarily attributable to increases in Country and Adult Contemporary promotional, advertising and marketing costs, increases in compensation necessitated to support the Company's growth and additional costs incurred to support the public aspect of the Company, offset by decreases in telemarketing expenses.

OPERATING INCOME/LOSS

     As a result of the factors described above, the operating loss for the three months ended August 31, 1996 totaled $719,000 compared to operating income of $109,000 for the comparable period of the prior fiscal year.

INCOME TAX

     No tax benefit has been recorded to date through August 31, 1996 due to the Company's valuation allowance at May 31, 1996, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $12,523,000 at May 31, 1996, expiring in years 2007 through 2011, is subject to annual limitations due to a change in ownership as a result of the initial public offering in March 1996. Consequently, approximately $3,700,000 of the loss carryforward at May 31, 1996 will be available to offset fiscal 1997 taxable income.

INTEREST INCOME

     Interest income for the three months ended August 31, 1996 totaled $91,000 compared to $0 for the comparable period of the prior fiscal year. The interest income for the current period is primarily attributable to earnings on net proceeds remaining from the initial public offering.

INTEREST EXPENSE

     Interest expense decreased to $3,000 for the three months ended August 31, 1996 from $139,000 for the comparable period of the prior fiscal year. All outstanding debt was retired with the net proceeds received from the initial public offering.

NET LOSS

     The net loss attributable to common shares increased to $631,000 for the three months ended August 31, 1996 from $331,000 for the comparable period of the prior fiscal year. The increased loss is attributable to increased product returns, particularly related to Country products, an increase in reserves for artist advances and increased selling, general and administrative costs as discussed above. In addition, no international revenues have been recorded for the three months ended August 31, 1996 as the Company has not been notified to date by MCA regarding international sales generated during this period.

RECENT DEVELOPMENTS

     On September 19, 1996, the Company acquired substantially all of the assets of Double J Music Group for 88,000 shares of common stock and the assumption of approximately $100,000 of debt. Double J Music Group develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $1,006,000 approximates the fair value of the assets acquired.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation"("FAS 123"). This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which the Company issues its equity instruments to acquire services from nonemployees. The Statement defines a fair value based method of measuring compensation costs for such activity, but does not require accounting compliance under this method and allows compensation costs for such activity to be measured using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees"("Opinion 25"), the method currently utilized by the Company. Entities electing to remain with the accounting for Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. This Statement is effective for the Company's fiscal year ending May 31, 1997. Management intends to continue accounting for stock options pursuant to Opinion 25 and has not yet determined what impact this Statement will have on the Company's financial disclosures.

SEASONALITY

     The Company's results of operations are subject to seasonal variations. In accordance with industry practice, the Company records revenues for music product, except those related to the telemarketing C.O.D. sales, when such products are shipped to retailers. The Company has historically experienced a decline in revenues and net income in its third fiscal quarter (December, January and February) due to the fact that retailers purchase products from the Company in the quarter ending November 30 in anticipation of holiday sales. As a result, sales are traditionally lower during December and the post holiday period.

LIQUIDITY

     The Company's cash balances were $4,760,000 and $8,222,000 at August 31 and May 31, 1996, respectively. Net cash used in operating activities was $3,022,000 for the three months ended August 31, 1996. The uses reflect the increases in volume, including net cash used to fund trade receivables of $1,704,000, inventories of $782,000, artist advances of $1,209,000 and accrued liabilities of $581,000, attributable to The Beach Boys' release and scheduled future releases including albums by The Beach Boys, Crystal Bernard, Steve Kolander and National Baptist Convention, as well as marketing costs and product manufacturing costs incurred to support the release of The Beach Boys' album. Pursuant to the Company's agreement with its outside distributor, the Company will not begin to receive cash from the sale of this album until November 1996. In addition, net cash provided by notes receivable of $878,000 resulted from an agreement dated May 1996, whereby the Company sold certain audio-visual rights for $401,000 and its right to free future studio usage for $850,000 to a minority stockholder and former officer of the Company.

     Investing activities for the three months ended August 31, 1996 of $90,000 relate primarily to additions to office equipment and computers. The Company acquired substantially all of the assets of REX for $480,000 during June 1996. The purchase price approximated the indebtedness of REX to the Company and cash payments relating to this purchase during the three months ended August 31, 1996 were not significant. The Company also has $350,000 in escrow towards a joint venture agreement with House of Blues Records, Inc. - see "Overview" above for details.

     There was no financing activity during the three months ended August 31, 1996.

CAPITAL RESOURCES

     The Company has no debt outstanding at August 31, 1996. The Company intends to enter a Revised Credit Agreement with American National Bank and Trust Company of Chicago with a borrowing facility of $10,000,000. Pursuant to the Revised Credit Agreement, the Company will be required to maintain certain financial and other covenants. The Revised Credit Agreement will have an initial term of one year, subject to annual renewal.

    The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company grows and acquires new artists and products. The Company has various ongoing needs for capital, including working capital for operations, artist advances and project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of music catalogs, publishing rights and labels. The Company may in the future consummate acquisitions which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions may be funded with available cash from the net proceeds of the initial public offering, seller financing, institutional financing and/or additional equity or debt offerings.

     Stockholders' equity at August 31, 1996 totaled $14,582,000 compared to $15,215,000 at May 31, 1996. This decrease of $633,000 or 4.2% is due to net losses experienced by the Company during the three months ended August 31, 1996.

INFLATION

     The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the
economy.   While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

SAFE HARBOR PROVISION

     This Report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1997 and beyond to differ materially form those expressed in such forward-looking statements. These factors include, without limitation, commercial success of the Company's repertoire, charges, and costs related to acquisitions, relationships with artists and producers, attraction and retention of key personnel, general economic and business conditions and enhanced competition and new competitors in the recorded music industry.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

     10.1 Letter Agreement by and between House of Blues Records, Inc. and the Registrant, dated August 26, 1996.
     10.2 Asset Purchase Agreement by and between Scott Entertainment, Inc., shareholders of Scott Entertainment, Inc., as listed in the Asset Purchase Agreement, and the Registrant, dated September 19, 1996, with exhibits.
     10.3 Amended and Restated Platinum Entertainment, Inc. 1995 Employee Incentive Compensation Plan
     27.       Financial Data Schedule.

B.  Form 8-K.

     No reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of October, 1996.


                                        PLATINUM ENTERTAINMENT, INC.


                                        By:   /s/  STEVEN DEVICK
                                             -----------------------------------
                                             Steven Devick
                                             Chairman of the Board, President
                                             and Chief Executive Officer


                                        By:  /s/  DOUGLAS C. LAUX
                                             -----------------------------------
                                             Douglas C. Laux
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)