Form 10-Q
period 1996-11-30
PLATINUM ENTERTAINMENT INC
filed 1997-01-14
CIK 883558

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                               -------    -------

                         Commission File Number 0-27852

                          PLATINUM ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-3802328
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

                             Yes   X       No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

5,171,439 Shares of Common Stock, par value $.001 per share, at January 14, 1997

                          PLATINUM ENTERTAINMENT, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of November 30 and
          May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   3-4

          Consolidated Statements of Operations for the three and six
          months ended November 30, 1996 and 1995. . . . . . . . . . . .   5

          Consolidated Statements of Cash Flows for the six months ended
          November 30, 1996 and 1995 . . . . . . . . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements . . . . . . . . . .   7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . .   9-15


                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .   16

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .   16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              NOVEMBER 30,           MAY 31,
                                                                 1996                 1996
                                                              (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . .      $       952,661     $     8,222,173
     Accounts receivable, less allowances of
     $1,220,316 and $1,033,433, respectively . . . . .            4,293,828           3,302,803
     Artist advances . . . . . . . . . . . . . . . . .            1,955,212           1,581,390
     Inventories . . . . . . . . . . . . . . . . . . .            2,452,935           1,538,108
     Notes receivable. . . . . . . . . . . . . . . . .              173,353           1,467,007
     Other . . . . . . . . . . . . . . . . . . . . . .            1,208,762             472,457
                                                            ---------------     ---------------
     Total current assets. . . . . . . . . . . . . . .           11,036,751          16,583,938

Artist advances, net of current amounts, less
  allowances of $5,386,771 and
  $4,942,021, respectively . . . . . . . . . . . . . .            3,520,306           2,093,224
Property and equipment, net. . . . . . . . . . . . . .              752,712             698,251
Music publishing rights and artist masters,
  less accumulated amortization of
  $123,261 and $90,443, respectively . . . . . . . . .            1,820,242             349,557
Equity investment in joint venture . . . . . . . . . .            3,063,183                -
Other. . . . . . . . . . . . . . . . . . . . . . . . .              174,211              18,568
                                                            ---------------     ---------------
Total assets . . . . . . . . . . . . . . . . . . . . .      $    20,367,405     $    19,743,538
                                                            ---------------     ---------------
                                                            ---------------     ---------------


                 See accompanying notes to financial statements

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  NOVEMBER 30,           MAY 31,
                                                                                      1996                1996
                                                                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $       855,670     $       997,378
     Accrued liabilities and other . . . . . . . . . . . . . . . . . . . .            1,501,300           2,104,015
     Royalties payable . . . . . . . . . . . . . . . . . . . . . . . . . .            3,468,651           1,427,588
                                                                                ---------------     ---------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . .            5,825,621           4,528,981
Stockholders' equity:
Preferred stock:
  Preferred stock ($.001 par value); 10,000,000 shares authorized, no shares issued and outstanding at November 30, 1996
     and at May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .                    -                   -
Common stock:
  Common stock ($.001 par value); 40,000,000 shares authorized,
     5,171,439 shares issued and outstanding at November 30,
     1996 and 5,063,207 shares issued and outstanding at
     May 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,151               5,063
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .           36,159,638          35,253,724
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .          (21,623,005)        (20,044,230)
                                                                                ---------------     ---------------
  Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .           14,541,784          15,214,557
                                                                                ---------------     ---------------
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . .      $    20,367,405     $    19,743,538
                                                                                ---------------     ---------------
                                                                                ---------------     ---------------


                 See accompanying notes to financial statements

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE               THREE                SIX                 SIX
                                                          MONTHS ENDED        MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                          NOVEMBER 30,        NOVEMBER 30,        NOVEMBER 30,        NOVEMBER 30,
                                                              1996                1995                1996                1995
                                                           (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)

Gross product sales. . . . . . . . . . . . . . . .      $     5,961,558     $     5,223,195     $    11,609,205     $    10,370,211
Less: Returns and allowances . . . . . . . . . . .           (1,198,844)           (808,337)         (2,271,373)         (1,667,420)
Less: Discounts. . . . . . . . . . . . . . . . . .             (318,901)           (264,793)           (763,374)           (433,153)
                                                        ---------------     ---------------     ---------------     ---------------
Net product sales  . . . . . . . . . . . . . . . .            4,443,813           4,150,065           8,574,458           8,269,638
Cost of product sales  . . . . . . . . . . . . . .            3,003,005           2,353,292           5,419,676           4,038,464
                                                        ---------------     ---------------     ---------------     ---------------
                                                              1,440,808           1,796,773           3,154,782           4,231,174

Gross artist project revenues  . . . . . . . . . .              930,680           1,620,207           2,111,109           2,539,316
Less: (Allowance for) recovery of
  unrecoupable artist advances . . . . . . . . . .             (171,959)            243,046            (321,959)            182,655
                                                        ---------------     ---------------     ---------------     ---------------
Net artist project revenues  . . . . . . . . . . .              758,721           1,863,253           1,789,150           2,721,971
Licensing, publishing and other revenues . . . . .              278,899             398,912             419,408             778,093
                                                        ---------------     ---------------     ---------------     ---------------
Net artist project and other revenues  . . . . . .            1,037,620           2,262,165           2,208,558           3,500,064
Cost of artist project and other revenues  . . . .              894,454           1,667,262           2,123,176           2,962,118
                                                        ---------------     ---------------     ---------------     ---------------
                                                                143,166             594,903              85,382             537,946
                                                        ---------------     ---------------     ---------------     ---------------
Gross profit . . . . . . . . . . . . . . . . . . .            1,583,974           2,391,676           3,240,164           4,769,120
Other operating expenses:
Selling, general and administrative expenses . . .            2,441,137           1,754,035           4,746,386           3,987,259
Depreciation and amortization. . . . . . . . . . .               96,676              26,094             166,091              61,330
                                                        ---------------     ---------------     ---------------     ---------------
                                                              2,537,813           1,780,129           4,912,477           4,048,589
                                                        ---------------     ---------------     ---------------     ---------------
Operating income (loss)  . . . . . . . . . . . . .             (953,839)            611,547          (1,672,313)            720,531
Interest income  . . . . . . . . . . . . . . . . .               35,791                   9             126,285                 402
Interest expense . . . . . . . . . . . . . . . . .               (2,292)           (163,555)             (5,106)           (302,669)
                                                        ---------------     ---------------     ---------------     ---------------
Income (loss) from continuing
  operations before income taxes . . . . . . . . .             (920,340)            448,001          (1,551,134)            418,264
Provision for income taxes . . . . . . . . . . . .                 -                   -                   -                   -
                                                        ---------------     ---------------     ---------------     ---------------
Net income (loss)  . . . . . . . . . . . . . . . .      $      (920,340)    $       448,001     $    (1,551,134)            418,264
                                                        ---------------     ---------------     ---------------
                                                        ---------------     ---------------     ---------------
Less - Cumulative preferred dividends  . . . . . .                                                                         (301,250)
                                                                                                                    ---------------

Income applicable to common shares . . . . . . . .                                                                  $       117,014
                                                                                                                    ---------------
                                                                                                                    ---------------

Net income (loss) per common share . . . . . . . .      $         (0.18)    $          0.19     $         (0.30)    $          0.05
                                                        ---------------     ---------------     ---------------     ---------------
                                                        ---------------     ---------------     ---------------     ---------------

Weighted average number of common
  shares outstanding . . . . . . . . . . . . . . .            5,142,106           2,334,949           5,102,221           2,484,671
                                                        ---------------     ---------------     ---------------     ---------------
                                                        ---------------     ---------------     ---------------     ---------------


                 See accompanying notes to financial statements

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              SIX                 SIX
                                                          MONTHS ENDED        MONTHS ENDED
                                                          NOVEMBER 30,        NOVEMBER 30,
                                                              1996                1995
                                                           (UNAUDITED)         (UNAUDITED)

OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . .      $    (1,551,134)    $       418,264
Adjustments to reconcile net income (loss) to net
  cash used in continuing operating activities:
    Provision for (recovery of) doubtful
     accounts. . . . . . . . . . . . . . . . . . .               (2,685)             (7,739)
    Charge for future returns. . . . . . . . . . .              175,156                -
    Charge for (recovery of) unrecoupable
     artist balances . . . . . . . . . . . . . . .              237,329            (182,655)
    Depreciation and amortization. . . . . . . . .              166,543              61,330
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . .           (1,279,719)         (2,327,320)
  Inventories. . . . . . . . . . . . . . . . . . .             (776,667)           (620,027)
  Notes receivable . . . . . . . . . . . . . . . .            1,024,707              41,934
  Artist advances. . . . . . . . . . . . . . . . .           (2,038,233)         (1,822,825)
  Accounts payable . . . . . . . . . . . . . . . .             (141,708)            279,325
  Accrued liabilities and other. . . . . . . . . .             (801,384)           (390,966)
  Royalties payable. . . . . . . . . . . . . . . .            2,041,063             912,408
  Other  . . . . . . . . . . . . . . . . . . . . .             (734,742)           (232,312)
                                                        ---------------     ---------------
Net cash used in continuing operating
  activities . . . . . . . . . . . . . . . . . . .           (3,681,474)         (3,870,583)
Discontinued operations:
  Change in net liabilities. . . . . . . . . . . .                 -               (825,902)
                                                        ---------------     ---------------
Net cash used in
  discontinued operating activities. . . . . . . .                 -               (825,902)
                                                        ---------------     ---------------
    Net cash used in operating activities. . . . .           (3,681,474)         (4,696,485)

INVESTING ACTIVITIES
Investment in joint venture. . . . . . . . . . . .           (3,063,183)               -
Purchases of property and equipment. . . . . . . .             (165,645)            (28,320)
Prepaid acquisition costs. . . . . . . . . . . . .             (258,958)               -
Cash paid for acquisition. . . . . . . . . . . . .             (100,252)               -
                                                        ---------------     ---------------
Net cash used in investing activities. . . . . . .           (3,588,038)            (28,320)

FINANCING ACTIVITIES
Net proceeds from related parties. . . . . . . . .                 -             3,225,500
Net proceeds from revolving
  line of credit . . . . . . . . . . . . . . . . .                 -              1,980,000
Payment of bank term loan. . . . . . . . . . . . .                 -               (500,000)
                                                        ---------------     ---------------
Net cash provided by financing activities. . . . .                 -              4,705,500
                                                        ---------------     ---------------
Net decrease in cash . . . . . . . . . . . . . . .           (7,269,512)            (19,305)
Cash, beginning of period. . . . . . . . . . . . .            8,222,173              87,368
                                                        ---------------     ---------------
Cash, end of period  . . . . . . . . . . . . . . .      $       952,661     $        68,063
                                                        ---------------     ---------------
                                                        ---------------     ---------------


                 See accompanying notes to financial statements

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (INFORMATION FOLLOWING IS UNAUDITED)


1.   BASIS OF PRESENTATION

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 1996 of Platinum Entertainment, Inc. ("Company") included in the Annual Report on Form 10-K. The interim results presented are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.

2.   NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding. Common and common equivalent shares issued during the 12-month period prior to the March 12, 1996 public offering have been included in the calculation for the three and six months ended November 30, 1995 as if they were outstanding for those periods using the treasury stock method and the public offering price of $13 per share. In addition, all convertible preferred stock and convertible Class A common stock and Class B common stock are treated as if converted into common shares at the date of issuance.

3.   ACQUISITIONS

     On June 20, 1996, the Company acquired substantially all of the assets of REX Music, Inc. (REX) for $480,000. The purchase price approximated the indebtedness of REX to the Company, which primarily arose prior to May 31, 1996. REX produces, licenses and markets recorded music, primarily in the Gospel format. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $480,000 approximates the fair value of the assets acquired. The assets acquired include accounts receivable, artist advances, inventory, copyrights and artist contracts. The value allocated to music publishing rights and artist masters totaled $340,000 and is being amortized over 15 years using the straight-line method.

     On September 19, 1996, the Company acquired substantially all of the assets of Double J Music Group (Double J) for 88,000 shares of common stock of the Company and the assumption of approximately $100,000 of debt. Double J develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $1,006,000 approximates the fair value of the assets acquired. The purchase value was primarily allocated to music publishing rights and is being amortized over 15 years using the straight-line method.

     On November 13, 1996, the Company signed a definitive agreement to acquire substantially all of the assets and assume certain liabilities of Intersound, Inc. (Intersound) for approximately $24,000,000 in cash and $5 million of convertible debentures. The acquisition is subject to completion of Company due diligence and the financing by the Company of the cash portion of the purchase price. The Company intends to obtain such financing through bank loans or a private placement. The acquisition is tenatively

                  PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (INFORMATION FOLLOWING IS UNAUDITED)


scheduled to close during the Company's third fiscal quarter of 1997. Intersound produces, licenses, markets and distributes recorded music for the Gospel, Adult Contemporary, Country, Urban, Dance, Classical and Themed Productions formats.

4.   JOINT VENTURE

     The Company and House of Blues Records, Inc. ("HOB"), formed the House of Blues Music Company, a joint venture between HOB and the Company ("Venture"), effective November 1, 1996. The formation was executed upon the purchase by the Company of the fifty percent (50%) interest of Private, Inc., a subsidiary of Bertelsman Music Group, Inc. ("Seller"), in the joint venture between Seller and HOB formed pursuant to a prior agreement. The payment for such 50% interest was made on November 12, 1996 in the cash amount of $3,063,000, which is deemed a cash capital contribution by the Company to the Venture. HOB contributed to the Venture a license in HOB's trademarks, logo and other intellectual property in consideration for their 50% interest in the Venture. HOB is a subsidiary of House of Blues Entertainment, Inc. The Chairman and Chief Executive Officer of House of Blues Entertainment, Inc. is also a director of the Company.

     The Venture develops and produces recordings and related film and video properties featuring Blues, Gospel and other music. The Venture, exclusively through the Company, manufactures, distributes, performs, exhibits and sells sound recordings and related audiovisual works under the "House of Blues" label. The Company distributes the Venture's products through its normal distribution channels for a fee to the Venture.

     The Company has agreed to fund the operations of the Venture. Such funding is deemed a cash contribution by the Company to the Venture. All income and gain of the Venture is allocated fifty percent (50%) to HOB and fifty percent (50%) to the Company. Any loss of the Venture is allocated among the parties pro rata based upon the sum of their relative cash capital contributions and their outstanding loans to the Venture; thereafter, income or gains of the Venture shall be allocated to the parties pro rata based upon their relative share of the losses previously allocated until each party has been allocated income and gain equal to the losses previously allocated to them.

     The Company records the activity of the Venture under the equity method of accounting for investments in joint ventures.

5.   RECLASSIFICATIONS

     Certain amounts in the three and six months ended November 30, 1995 consolidated statements of operations have been reclassified to conform with the three and six months ended November 30, 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere in the filing.

OVERVIEW

     The Company continued to build its catalog during the three months ended November 30, 1996 through investment in artist projects and the release of over 20 albums including Crystal Bernard's GIRL NEXT DOOR, Alan Parsons' ON AIR and HOUSES OF GOD, a Gospel compilation. The Company also acquired substantially all of the assets of Scott Entertainment, Inc. (Double J Music Group) during September 1996. In addition, the Company and House of Blues Records, Inc. formed a joint venture, House of Blues Music Company, effective November 1, 1996. See "Significant Matters" below for details of the joint venture.

     The Company also signed a definitive agreement on November 13, 1996 to acquire Intersound, Inc. (Intersound), one of the largest independent record companies in the United States. Intersound's music divisions focus on most major music formats, including Gospel, Adult Contemporary, Country, Urban, Dance, Classical and Themed Productions. Intersound's more notable artists under contract include Kansas, Jefferson Starship, the Bellamy Brothers, Crystal Gayle, The Ohio Players, William Becton and The Mighty Clouds of Joy. See "Significant Matters" below for details of the acquisition.

     The Company records revenues for music products, other than telemarketing C.O.D. sales, when such products are shipped to retailers. In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for future returns is based upon its historical results of operations, SOUNDSCAN data and the historical returns experience of the Company's primary distributor, PolyGram Group Distribution, Inc.

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

     The Company has an international licensing agreement with MCA Records, Ltd.
(MCA). Revenues derived from the licensing are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee. Results of operations for the three and six months ended November 30, 1995 include international licensing revenues; however, no international licensing revenues have been recorded for the first six months of fiscal 1997 as the Company has not been notified for such period by MCA regarding international sales generated during this period. Manufacturing and related costs (other than artist royalties, which are paid by the Company) are borne by the licensee. Artist royalties paid by the Company in connection with international sales are recorded as costs of artist project and other revenues and are calculated as a percentage of net licensed proceeds.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items derived from the Company's consolidated statements of operations as a percentage of gross revenues:


                                        THREE                    THREE                     SIX                      SIX
                                     MONTHS ENDED             MONTHS ENDED             MONTHS ENDED             MONTHS ENDED
                                     NOVEMBER 30,             NOVEMBER 30,             NOVEMBER 30,             NOVEMBER 30,
                                         1996                     1995                     1996                     1995

Total gross revenues . . . . . . .  $   7,171,000  100.0%    $   7,242,000  100.0%    $  14,140,000  100.0%    $  13,687,000 100.0%
Less: Returns and allowances . . .     (1,199,000)  16.7%         (808,000)  11.2%       (2,272,000)  16.1%       (1,667,000) 12.2%
Less: Discounts. . . . . . . . . .       (319,000)   4.4%         (265,000)   3.7%         (763,000)   5.4%         (433,000)  3.2%
Less: (Allowance for)
  recovery of unrecoupable
  artist advances. . . . . . . . .       (172,000)   2.4%          243,000   -3.4%         (322,000)   2.3%          183,000  -1.3%
                                    -------------            -------------            -------------            -------------
Total net revenues . . . . . . . .      5,481,000   76.5%        6,412,000   88.5%       10,783,000   76.2%       11,770,000  85.9%
Cost of product sales. . . . . . .      3,003,000   41.9%        2,354,000   32.5%        5,420,000   38.3%        4,039,000  29.5%
Cost of artist project and
  other revenues . . . . . . . . .        894,000   12.5%        1,667,000   23.0%        2,123,000   15.0%        2,962,000  21.6%
                                    -------------            -------------            -------------            -------------
Total cost of sales and
  services . . . . . . . . . . . .      3,897,000   54.4%        4,021,000   55.5%        7,543,000   53.3%        7,001,000  51.1%
                                    -------------            -------------            -------------            -------------
Gross profit . . . . . . . . . . .      1,584,000   22.1%        2,391,000   33.0%        3,240,000   22.9%        4,769,000  34.8%

Other operating expenses:
Selling, general and
  administrative expenses. . . . .      2,441,000   34.0%        1,751,000   24.2%        4,746,000   33.6%        3,988,000  29.1%
Depreciation and amortization. . .         97,000    1.4%           29,000    0.4%          166,000    1.2%           61,000   0.4%
                                    -------------            -------------            -------------            -------------
                                        2,538,000   35.4%        1,780,000   24.6%        4,912,000   34.8%        4,049,000  29.5%
                                    -------------            -------------            -------------            -------------
Operating income (loss). . . . . .       (954,000) -13.3%          611,000    8.4%       (1,672,000) -11.9%          720,000   5.3%
Interest income. . . . . . . . . .         36,000    0.5%                -       -          126,000    0.9%                -   -
Interest expense . . . . . . . . .         (2,000)   0.0%         (163,000)  -2.3%           (5,000)   0.0%         (302,000) -2.2%
                                    -------------            -------------            -------------            -------------
Net income (loss). . . . . . . . .  $    (920,000) -12.8%    $     448,000    6.1%    $  (1,551,000) -11.0%    $     418,000   3.1%
                                    -------------            -------------            -------------            -------------
                                    -------------            -------------            -------------            -------------

GROSS REVENUES

     Gross revenues decreased $71,000 or 1.0% to $7,171,000 for the three months ended November 30, 1996 and increased $453,000 or 3.3% to $14,140,000 for the six months ended November 30, 1996 compared to comparable periods of the prior fiscal year. No international licensing revenues have been recorded for the first six months of fiscal 1997 as the Company has not been notified to date by MCA regarding international sales generated during this period. International licensing revenues for the three and six months ended November 30, 1995 approximated $370,000 and $640,000, respectively; such licensing revenues are not indicative of the licensing revenues earned for the current or future periods. Gross revenues generated in the Gospel, Country, Adult Contemporary, and Blues and other formats as a percentage of total gross revenues for the three months ended November 30, 1996 were 49.5%, 30.7%, 10.2% and 9.6% compared to 53.7%, 7.8%, 34.7% and 3.8% for the three months ended November 30, 1995. Gross revenues generated in the Gospel, Country, Adult Contemporary, and Blues and other formats as a percentage of total gross revenues for the six months ended November 30, 1996 were 43.9%, 39.1%, 9.8% and 7.2% compared to 54.5%,
8.2%, 32.1% and 5.2% for the six months ended November 30, 1995.

     The changes in format percentages are due principally to the release of The Beach Boys' STARS AND STRIPES, VOLUME I at the end of the first fiscal quarter of 1997. The increase in revenues for the three and six months ended November 30, 1996 includes approximately $500,000 and $3,200,000 of Country revenues, respectively, attributable to the release of The Beach Boys' album. This increase was largely offset by a decrease in telemarketing sales, which typically generate Gospel revenues, that were significantly reduced due to the increased costs of television advertising, and by the incremental revenue recognized in the first six months of fiscal 1996 from the release of Peter Cetera's ONE CLEAR VOICE. Other significant releases in the current fiscal quarter include albums by Crystal Bernard (which generated approximately $690,000 and $1,000,000 of Country revenues for the three and six months ended November 30, 1996) and Alan Parsons (which generated approximately $600,000 of Adult Contemporary revenues, all during the three months ended November 30, 1996), as well as the HOUSES OF GOD release and other Gospel releases.


RETURNS AND ALLOWANCES

     Returns and allowances increased $391,000 or 48.4% to $1,199,000 for the three months ended November 30, 1996 and $605,000 or 36.3% to $2,272,000 for the six months ended November 30, 1996 compared to comparable periods of the prior fiscal year. Returns and allowances as a percentage of gross product sales, less discounts, increased to 21.2% for the three months ended November 30, 1996 from 16.3% for the three months ended November 30, 1995, and to 20.9% for the six months ended November 30, 1996 from 16.8% for the comparable period of the prior fiscal year. The increase is attributable primarily to an increase in the Company's and the industry's historical return experience rates as a result of the weak music retail market that began in 1995 and has continued through this quarter.

DISCOUNTS

     Discounts increased $54,000 or 20.4% to $319,000 for the three months ended November 30, 1996 and $330,000 or 76.2% to $763,000 for the six months ended November 30, 1996 compared to comparable periods of the prior fiscal year. Discounts as a percentage of gross product sales remained relatively unchanged at 5.4% for the three months ended November 30, 1996 from 5.1% for the three months ended November 30, 1995, and increased to 6.6% for the six months ended November 30, 1996 from 4.2% for the comparable period of the prior fiscal year. The increase for the six months ended November 30, 1996 relates primarily to the increase in new releases volume, particularly in the Country and Adult Contemporary formats, as it is industry practice to extend discounts on new release orders, compared to reorders of previously released albums.

ALLOWANCE FOR UNRECOUPABLE ARTIST ADVANCES

     The allowances for unrecoupable artist advances are $172,000 and $322,00 for the three and six months ended November 30, 1996, respectively, compared to recoveries of artist advances of $243,000 and $183,000 for the three and six months ended November 30, 1995, respectively. During the three months ended November 30, 1995, the Company renegotiated certain artist contracts to allow additional costs previously expensed by the Company in fiscal 1995 to be included in recoupable artist advances, resulting in the recoveries. The current period balances primarily relate to several Gospel and Country projects released during the current periods or to be released later in fiscal 1997.

COST OF PRODUCT SALES

     Cost of product sales increased $649,000 or 27.6% to $3,003,000 for the three months ended November 30, 1996 and $1,381,000 or 34.2% to $5,420,000 for the six months ended November 30, 1996 compared to comparable periods of the prior fiscal year. Cost of product sales as a percentage of gross revenues increased to 41.9% for the three months ended November 30, 1996 from 32.5% for the three months ended November 30, 1995, and to 38.3% for the six months ended November 30, 1996 from 29.5% for the comparable period of the prior fiscal year. The increase is primarily attributable to increased royalty costs associated with albums released during the current periods, featuring established artists in non-Gospel formats. Further, the reduction in telemarketing sales negatively impacted this percentage due to the lower cost of product sales attributable to telemarketing sales compared with other distribution channels.

COST OF ARTIST PROJECT AND OTHER REVENUES

     Cost of artist project and other revenues decreased $773,000 or 46.4% to $894,000 for the three months ended November 30, 1996 and $839,000 or 28.3% to $2,123,000 for the six months ended

November 30, 1996 compared to comparable periods of the prior fiscal year. The decrease relates primarily to the timing of project releases and the related costs incurred to complete those projects. Significant cost of projects released in fiscal 1997, such as albums by The Beach Boys, Crystal Bernard and Alan Parsons, were incurred in fiscal 1996. The projects in production during the current periods are less costly relative to the projects in production during the comparable periods of the prior fiscal year.

     In addition, cost of artist project and other revenues includes the royalties paid by the Company to artists in connection with its first international sales through MCA which occurred during fiscal 1996. The Company's liability for such royalties is based on MCA's retail sales of the Company's products net of returns, and equaled approximately 10% of such net sales. When presented as a percentage of licensing revenues received by the Company, however, royalties were equal to approximately 50% of such revenues.
No such activity have been recorded by the Company during the current periods as MCA has not provided final sales data for the current periods. Such costs approximated $184,000 and $320,000 for the three and six months ended November 30, 1995, respectively; such costs are not indicative of the licensing costs owed for the current or future periods.

GROSS PROFIT

     Gross profit decreased $807,000 or 33.8% to $1,584,000 for the three months ended November 30, 1996 and $1,529,000 or 32.1% to $3,240,000 for the six months ended November 30, 1996 compared to comparable periods of the prior fiscal year. As a percentage of gross revenues, gross profit decreased to 22.1% for the three months ended November 30, 1996 from 33.0% for the three months ended November 30, 1995, and to 22.9% for the six months ended November 30, 1996 from 34.8% for the comparable period of the prior fiscal year. This decrease is attributable to a decrease in telemarketing revenues which provide higher gross margins due to the lack of third-party distribution fees, an increase in reserves for artist advances and future product returns and an increase in sales discounts offered. In addition, no international licensing revenues have been recorded for the first six months of fiscal 1997 as the Company has not been notified to date by MCA regarding international sales generated during this period. International licensing revenues typically generate a 50% gross margin.

     In addition, gross profit on product sales varies from project to project due to differences in royalty rates and the greater profit margins achieved for compact discs over cassettes. As a result, gross profit margins are affected in any period by the mix of releases sold during that period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $690,000 or 39.4% to $2,441,000 for the three months ended November 30, 1996 and $758,000 or 19.0% to $4,746,000 for the six months ended November 30, 1996 compared to comparable periods of the prior fiscal year. Selling, general and administrative expenses as a percentage of gross revenues increased to 34.0% for the three months ended November 30, 1996 from 24.2% for the three months ended November 30, 1995, and to 33.6% for the six months ended November 30, 1996 from 29.1% and for the comparable period of the prior fiscal year. The increases are primarily attributable to increases in costs to promote, advertise and market new releases, particularly in the Country and Adult Contemporary formats, increases in compensation to support the Company's growth and additional costs incurred to support the public aspect of the Company. The Company has reduced its Country promotional staff and expects to experience substantial future savings in Country radio promotion, personnel and marketing costs beginning
January 1, 1997.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased to $97,000 from $29,000 for the three months ended November 30, 1996 and increased to $166,000 from $61,000 for the six months ended November 30, 1996 compared to comparable periods of the prior fiscal year. The increases are primarily attributable to increased amortization related to the approximate $1,500,000 of music publishing rights and artist contracts acquired from Double J Music Group and REX Music, Inc. during the first six months of fiscal 1997.

OPERATING INCOME/LOSS

     As a result of the factors described above, the operating losses for the three and six months ended November 30, 1996 totaled $954,000 and $1,672,000, respectively, compared to operating income of $611,000 and $720,000 for the comparable periods of the prior fiscal year.

INCOME TAX

     No tax expense or benefit has been recorded to date through November 30, 1996 due to the Company's net operating loss carryforward and related valuation allowance at May 31, 1996, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $12,523,000 at May 31, 1996, expiring in years 2007 through 2011, is subject to annual limitations due to a change in ownership as a result of the initial public offering in March 1996. Consequently, approximately $3,700,000 of the loss carryforward at May 31, 1996 will be available to offset fiscal 1997 taxable income.

INTEREST INCOME

     Interest income for the three and six months ended November 30, 1996 totaled $36,000 and $126,000 compared to no interest income for the comparable periods of the prior fiscal year. The interest income for the current periods is primarily attributable to earnings on net proceeds remaining in such periods from the initial public offering.

INTEREST EXPENSE

     Interest expense for the three and six months ended November 30, 1996 totaled $2,000 and $5,000 compared to $163,000 and $302,000 for the comparable periods of the prior fiscal year. All outstanding debt was retired with the net proceeds received from the initial public offering.

NET INCOME/LOSS

     The net loss attributable to common shares for the three and six months ended November 30, 1996 totaled $920,000 and $1,551,000 compared to net income attributable to common shares of $448,000 and $418,000 for the comparable periods of the prior fiscal year. The loss is attributable to the factors discussed above. In addition, no international licensing revenues have been recorded for the six months ended November 30, 1996 as the Company has not been notified to date by MCA regarding international sales generated during this period.

SIGNIFICANT MATTERS

     The Company and House of Blues Records, Inc. ("HOB"), formed the House of Blues Music Company, a joint venture between HOB and the Company ("Venture"), effective November 1, 1996. The formation was executed upon the purchase by the Company of the fifty percent (50%) interest of Private, Inc., a subsidiary of Bertelsman Music Group, Inc. ("Seller"), in the joint venture between Seller and HOB formed pursuant to a prior agreement. The payment for such 50% interest was made on November 12, 1996 in the cash amount of $3,063,000, which is deemed a cash capital contribution by the Company to the Venture. HOB contributed to the Venture a license in HOB's trademarks, logo and other intellectual property in consideration for their 50% interest in the Venture. HOB is a subsidiary of House of Blues Entertainment, Inc. The Chairman and Chief Executive Officer of House of Blues Entertainment, Inc. is also a director of the Company.

     On November 13, 1996, the Company signed a definitive agreement to acquire substantially all of the assets and assume certain liabilities of Intersound for approximately $24,000,000 in cash and $5 million of convertible debentures. The acquisition is subject to completion of Company due diligence and the financing by the Company of the cash portion of the purchase price. The Company intends to obtain such financing through bank loans or a private placement. The acquisition is tentatively scheduled to close during the Company's third fiscal quarter of 1997. Intersound produces, licenses, markets and distributes recorded music for the Gospel, Adult Contemporary, Country, Urban, Dance, Classical and Themed Productions formats.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation"("FAS 123"). This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which the Company issues its equity instruments to acquire services from nonemployees. The Statement defines a fair value based method of measuring compensation costs for such activity, but does not require accounting compliance under this method and allows compensation costs for such activity to be measured using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees,"("Opinion 25") the method currently utilized by the Company. Entities electing to remain with the accounting for Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. This Statement is effective for the Company's fiscal year ending May 31, 1997. Management intends to continue accounting for stock options pursuant to Opinion 25 and has not yet determined what impact this Statement will have on the Company's financial disclosures.

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

LIQUIDITY

     The Company's cash balances were $953,000 and $8,222,000 at November 30, 1996 and May 31, 1996, respectively. Net cash used in operating activities was $3,681,000 for the six months ended November 30, 1996. The uses reflect net cash used to fund trade receivables of $1,280,000, inventories of $777,000, artist advances of $2,038,000 and accrued liabilities and other of $801,000, attributable to releases by such artists as The Beach Boys, Crystal Bernard and Alan Parsons, and scheduled future releases including albums by Peter Cetera, National Baptist Convention and a tribute to Janis Joplin featuring established Blues artists. Net cash provided by notes receivable of $1,025,000 results from an agreement dated May 1996, whereby the Company sold certain audio-visual rights for $401,000 and its right to free future studio usage for $850,000 to a minority stockholder and former officer of the Company. The net cash provided by royalties payable arose from the current period sales of albums in the non-Gospel format, which typically command a higher royalty rate. Royalties are not paid to the artist until all advances made to the artist have been recouped by the Company. Also, the Company establishes and maintains reserves relative to royalty payments for a period of approximately 12 months to allow for product returns activity as royalties are not owed on returned product.

     Investing activities for the six months ended November 30, 1996 include $3,063,000 relating to the Company's investment in a joint venture with House of Blues Music Records, Inc. See "Results of

Operations - Significant Matters." Approximately $100,000 was paid in connection with the Company's purchase of Double J Music Group, with the remainder of the purchase settled with shares of the Company's common stock. In addition, the Company acquired substantially all of the assets of REX Music, Inc. (REX) for $480,000 during June 1996. The purchase price approximated the indebtedness of REX to the Company and cash payments relating to this purchase during the current period were not significant. Approximately $259,000 was paid during the current period relating to acquisitions, primarily a $100,000 earnest payment to Intersound on November 13, 1996. Purchases of property and equipment of $166,000 relate primarily to office equipment, computers and software.

     There was no financing activity during the current period.

CAPITAL RESOURCES

     The Company had no debt or debt facilities outstanding at November 30, 1996. On December 3, 1996, the Company received a proposal to enter a Revised Credit Agreement with American National Bank and Trust Company of Chicago with a borrowing facility of $5,000,000. Pursuant to the Revised Credit Agreement, the Company would be required to maintain certain financial and other covenants.
The Revised Credit Agreement would have an initial term of one year, subject to annual renewal. This Agreement has not been executed.

    The Company's near and long-term capital requirements will depend on numerous factors, including the rate at which the Company grows and acquires new artists and products. The Company has various ongoing needs for capital, including working capital for operations, artist advances and project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of music catalogs, publishing rights and labels. The Company may in the future consummate acquisitions which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions, as well as other ongoing capital needs, may be funded with institutional financing, seller financing and/or additional equity or debt offerings.

     Stockholders' equity at November 30, 1996 totaled $14,542,000 compared to $15,215,000 at May 31, 1996. This decrease of $673,000 or 4.4% is primarily due to net losses experienced by the Company during the six months ended November 30, 1996, offset by a $906,000 increase to common stock and additional paid-in capital related to the purchase of Double J Music Group.

INFLATION

     The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the
economy.   While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

SAFE HARBOR PROVISION

     This Report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1997 and beyond to differ materially form those expressed in such forward-looking statements. These factors include, without limitation, commercial success of the Company's repertoire, charges and costs related to acquisitions, the results of financing efforts, relationships with artists and producers, attraction and retention of key personnel, general economic and business conditions and enhanced competition and new competitors in the recorded music industry.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

(a)       Not applicable.

(b)       Not applicable.

(c) On September 19, 1996, the Company acquired substantially all of the assets of Double J Music Group for 88,235 shares of common stock of the Company and the assumption of approximately $100,000 of debt. The common stock was issued to Scott Entertainment, Inc. Such issuance was effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4 (2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such issuance did not involve any public offering. No underwriters were engaged, and no underwriting discounts or commissions were paid, in connection with the issuance and sale of such common stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders of the Company was held on October 8, 1996.

(b)       1.   The Stockholders voted to elect three directors to the Company's
               Board of Directors, with the following votes:

                    Directors                For            Against
                    ---------                ---            -------

                    Douglas C. Laux          4,432,329      9,200

                    Paul L. Humenansky       4,432,729      8,800

                    Laura P. Pearl           4,432,729      8,800

          2. The Stockholders also voted to approve an amendment and restatement of the Platinum Entertainment, Inc. 1995 Employee Incentive Compensation Plan with the following votes:

                  For         Against        Abstentions         Non-Votes
                  ---         -------        -----------         ---------
               2,264,383     1,609,236          4,200             563,710

          3. The Stockholders also voted to ratify the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the fiscal year ending May 31, 1997 with the following votes:

                  For         Against        Abstentions
                  ---         -------        -----------
               4,437,429       1,000            3,100

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits.

          10.1 Agreement for Purchase of Joint Venture Interest by the Registrant from Private Inc., dated as of November 12, 1996 is herein incorporated by reference to the Registrant's Form 8-K filed pursuant to Section 13 of the Securities Exchange Act of 1934, dated as of November 12, 1996.

          10.2 Disclosure Letter to Agreement for Purchase of Joint Venture Interest by Platinum Entertainment, Inc. from Private Inc. is herein incorporated by reference to the Registrant's Form 8-K filed pursuant to Section 13 of the Securities Exchange Act of 1934, dated as of November 12, 1996.

          10.3 Assignment and Assumption of Joint Venture Interest, by and among the Registrant, Private Inc. and Bertelsman Music Group, Inc., dated as of November 12, 1996 is herein incorporated by reference to the Registrant's Form 8-K filed pursuant to
                 Section 13 of the Securities Exchange Act of 1934, dated as of November 12, 1996.

          10.4 Asset Purchase Agreement, by and between River North Studios, Inc. (subsidiary of the Registrant) and Intersound, Inc., dated as of November 13, 1996.

          27.    Financial Data Schedule.

B.  Form 8-K.

          On November 12, 1996, a Form 8-K was filed by the Company reporting the purchase of a 50% interest in a joint venture. Financial statements and pro forma financial information were not required to be filed pursuant to Regulation S-X.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 1997.

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