Form 10-Q
period 1997-02-28
PLATINUM ENTERTAINMENT INC
filed 1997-04-14
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 28, 1997

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

5,171,439 Shares of Common Stock, par value $.001 per share, at April 11, 1997

                             PLATINUM ENTERTAINMENT, INC.
                                      FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997
                                  TABLE OF CONTENTS



                                                                          Page
                                                                          ----
                            Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of February 28, 1997 (Unaudited)
         and May 31, 1996 .  . . . . . . . . . . . . . . . . . . . . . .  3-4

         Consolidated Statements of Operations for the three and nine months ended February 28, 1997 and February 29, 1996
         (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Consolidated Statements of Cash Flows for the nine months
         ended February 28, 1997 and February 29, 1996 (Unaudited) . . .  6

         Notes to Unaudited Consolidated Financial Statements. . . . . .  7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .  10-18


                             Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  19-20

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Exhibits

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS



                                                         FEBRUARY 28,       MAY 31,
                                                             1997            1996
                                                          (UNAUDITED)


ASSETS
Current assets:
    Cash and cash equivalents. . . . . . . . . .        $     139,462  $   8,222,173
    Accounts receivable, less allowances of
     $3,528,155 and $1,033,433, respectively . .           14,819,276      3,302,803
    Artist advances. . . . . . . . . . . . . . .            2,863,565      1,581,390
    Inventories, less allowances of $350,228
     and $100,000, respectively. . . . . . . . .            5,003,922      1,538,108
    Notes receivable . . . . . . . . . . . . . .              141,603      1,467,007
    Other. . . . . . . . . . . . . . . . . . . .              419,499        472,457
                                                        -------------  -------------
    Total current assets . . . . . . . . . . . .           23,387,327     16,583,938

Artist advances, net of current amounts, less
  allowances of $8,312,230 and
  $4,942,021,  respectively. . . . . . . . . . .            3,924,954      2,093,224
Arts and masters, less accumulated amortization
  of $2,623,490 and $  -, respectively . . . . .            1,148,472           -
Property and equipment, net. . . . . . . . . . .            1,248,506        698,251
Music publishing rights and artist masters,
  less accumulated amortization of
  $168,912 and $90,443, respectively . . . . . .            3,772,726        349,557
Equity investment in joint venture . . . . . . .            3,061,815           -
Due from joint venture . . . . . . . . . . . . .              756,160           -
Excess cost over net assets acquired, less
  accumulated amortization of $148,184
  and $  -, respectively . . . . . . . . . . . .           23,702,067           -
Deferred financing costs, less accumulated
  amortization of $452,062 and $  -, respectively             910,519           -
Other. . . . . . . . . . . . . . . . . . . . . .              177,999         18,568
                                                        -------------  -------------
Total assets . . . . . . . . . . . . . . . . . .        $  62,090,545  $  19,743,538
                                                        -------------  -------------
                                                        -------------  -------------


                    See accompanying notes to financial statements

                          PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                                        February 28,      May 31,
                                                                            1997           1996
                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving line of credit . . . . . . . . . . . . . . . . . . . .   $   3,855,727  $        -
    Term loan, less loan discount of $826,396 and $  -,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . .      24,173,604           -
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       3,723,540        997,378
    Accrued liabilities and other  . . . . . . . . . . . . . . . . .       1,710,361      2,104,015
    Reserve for future returns . . . . . . . . . . . . . . . . . . .       2,194,273           -
    Royalties payable. . . . . . . . . . . . . . . . . . . . . . . .       6,647,308      1,427,588
                                                                       -------------  -------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . .      42,304,812      4,528,981

Convertible debentures . . . . . . . . . . . . . . . . . . . . . . .       5,000,000           -
                                                                       -------------  -------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      47,304,812      4,528,981


Stockholders' equity:
Preferred stock:
   Preferred stock ($.001 par value); 10,000,000 shares authorized, no shares issued and outstanding at February 28, 1997
    and at May 31, 1996. . . . . . . . . . . . . . . . . . . . . . .            -              -
Common stock:
   Common stock ($.001 par value); 40,000,000 shares authorized,
    5,171,439 shares issued and outstanding at February 28,
    1997 and 5,063,207 shares issued and outstanding at
    May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .           5,151          5,063
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .      37,390,027     35,253,724
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .     (22,609,445)   (20,044,230)
                                                                       -------------  -------------
 Stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .      14,785,733     15,214,557
                                                                       -------------  -------------
Total liabilities and stockholders' equity . . . . . . . . . . . . .   $  62,090,545  $  19,743,538
                                                                       -------------  -------------
                                                                       -------------  -------------



                    See accompnaying notes to financial statements

                          PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE          THREE          NINE           NINE
                                               MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                               FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                                   1997           1996           1997           1996
                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Gross product sales. . . . . . . . . . . . .   $ 10,812,681   $  3,903,964   $ 22,421,886   $ 14,274,175
Less: Returns and allowances . . . . . . . .     (1,808,385)    (1,211,345)    (4,079,759)    (2,878,765)
Less: Discounts. . . . . . . . . . . . . . .       (963,661)      (114,653)    (1,727,035)      (547,806)
                                               ------------   ------------   ------------   ------------
Net product sales  . . . . . . . . . . . . .      8,040,635      2,577,966     16,615,092     10,847,604
Cost of product sales  . . . . . . . . . . .      3,851,890      1,581,016      9,271,566      5,619,480
                                               ------------   ------------   ------------   ------------
                                                  4,188,745        996,950      7,343,526      5,228,124

Gross artist project revenues  . . . . . . .        566,885      1,319,140      2,677,995      3,858,312
Less: (Allowance for) recovery of
  unrecoupable artist advances . . . . . . .       (143,459)       (83,365)      (465,418)        99,290
                                               ------------   ------------   ------------   ------------
Net artist project revenues  . . . . . . . .        423,426      1,235,775      2,212,577      3,957,602
Licensing, publishing and other revenues . .        334,471        637,513        753,878      1,415,606
                                               ------------   ------------   ------------   ------------
Net artist project and other revenues  . . .        757,897      1,873,288      2,966,455      5,373,208
Cost of artist project and
  other revenues . . . . . . . . . . . . . .        461,865        826,400      2,585,041      3,788,374
                                               ------------   ------------   ------------   ------------
                                                    296,032      1,046,888        381,414      1,584,834
                                               ------------   ------------   ------------   ------------
Gross profit . . . . . . . . . . . . . . . .      4,484,777      2,043,838      7,724,940      6,812,958
Other operating expenses:
Selling, general and
  administrative expenses  . . . . . . . . .      3,416,680      2,020,008      8,160,066      6,007,267
Merger and restructuing costs. . . . . . . .        608,472            -          611,472            -
Depreciation and amortization. . . . . . . .        315,291         30,501        481,382         91,831
                                               ------------   ------------   ------------   ------------
                                                  4,340,443      2,050,509      9,252,920      6,099,098
                                               ------------   ------------   ------------   ------------
Operating income (loss)  . . . . . . . . . .        144,334         (6,671)    (1,527,980)       713,860
Interest income  . . . . . . . . . . . . . .         12,532            -          138,817            402
Interest expense . . . . . . . . . . . . . .       (302,918)      (227,573)      (308,024)      (530,242)
Financing costs  . . . . . . . . . . . . . .       (865,187)           -         (865,187)           -
Equity loss  . . . . . . . . . . . . . . . .         (1,368)           -           (1,368)           -
                                               ------------   ------------   ------------   ------------
Income (loss) from
  operations before income
  taxes  . . . . . . . . . . . . . . . . . .     (1,012,607)      (234,244)    (2,563,742)       184,020
Provision for income taxes . . . . . . . . .            -              -              -              -
                                               ------------   ------------   ------------   ------------
Net income (loss)  . . . . . . . . . . . . .   $ (1,012,607)  $   (234,244)  $ (2,563,742)       184,020
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Less - Cumulative preferred
  dividends  . . . . . . . . . . . . . . . .                                                    (301,250)
                                                                                            ------------
                                                                                            ------------
Loss applicable to common
  shares . . . . . . . . . . . . . . . . . .                                                $   (117,230)
                                                                                            ------------
                                                                                            ------------

Net loss per common share  . . . . . . . . .   $      (0.20)  $      (0.10)  $      (0.50)  $      (0.05)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

Weighted average number of common
  shares outstanding . . . . . . . . . . . .      5,171,439      2,334,949      5,125,124      2,334,949
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------



                    See acompanying notes to financial statements

                    PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        NINE           NINE
                                                    MONTHS ENDED   MONTHS ENDED
                                                    FEBRUARY 28,   FEBRUARY 29,
                                                        1997           1996
                                                     (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . .    $ (2,563,742)  $    184,020
Adjustments to reconcile net income (loss) to net
  cash used in continuing operating activities:
    Provision for (recovery of) doubtful
     accounts. . . . . . . . . . . . . . . . . .        (204,955)             -
    Charge for (recovery of) future returns. . .        (394,801)      (193,000)
    Charge for (recovery of) co-op advertising .        (153,330)             -
    Charge for (recovery of) unrecoupable
     artist balances . . . . . . . . . . . . . .         380,788        (99,290)
    Depreciation and amortization. . . . . . . .         481,760         91,831
    Amortization of loan discount. . . . . . . .         403,993              -
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . .      (2,695,445)    (2,196,675)
  Inventories. . . . . . . . . . . . . . . . . .      (1,034,895)      (466,359)
  Notes receivable . . . . . . . . . . . . . . .       1,056,457         42,324
  Artist advances. . . . . . . . . . . . . . . .      (2,437,397)    (3,225,810)
  Arts and masters . . . . . . . . . . . . . . .        (124,585)             -
  Accounts payable . . . . . . . . . . . . . . .        (745,738)       (25,109)
  Accrued liabilities and other. . . . . . . . .      (1,215,245)       454,569
  Royalties payable. . . . . . . . . . . . . . .       3,532,275      1,312,253
  Other. . . . . . . . . . . . . . . . . . . . .         (43,600)      (397,157)
                                                    ------------   ------------
Net cash used in continuing operating
  activities . . . . . . . . . . . . . . . . . .      (5,758,462)    (4,518,403)
Discontinued operations:
  Change in net liabilities. . . . . . . . . . .               -     (1,184,628)
                                                    ------------   ------------
Net cash used in
  discontinued operating activities. . . . . . .               -     (1,184,628)
                                                    ------------   ------------
    Net cash used in operating activities. . . .      (5,758,462)    (5,703,031)

INVESTING ACTIVITIES
Investment in joint venture. . . . . . . . . . .      (3,817,975)             -
Purchases of property and equipment. . . . . . .        (238,948)       (49,840)
Prepaid acquisition costs. . . . . . . . . . . .         (46,833)             -
Acquisitions of businesses, net of cash acquired     (31,165,700)             -
                                                    ------------   ------------
Net cash used in investing activities. . . . . .     (35,269,456)       (49,840)

FINANCING ACTIVITIES
Net proceeds from related parties. . . . . . . .               -      4,209,974
Net proceed from revolving
  line of credit . . . . . . . . . . . . . . . .       3,855,727      1,980,000
Proceeds from bank term loan . . . . . . . . . .      25,000,000              -
Proceeds from convertible debt . . . . . . . . .       5,000,000              -
Payment of bank term loan. . . . . . . . . . . .               -       (500,000)
Deferred financing cost, net . . . . . . . . . .        (910,520)             -
                                                    ------------   ------------
Net cash provided by financing activities. . . .      32,945,207      5,689,974
                                                    ------------   ------------
Net decrease in cash . . . . . . . . . . . . . .      (8,082,713)       (62,897)
Cash, beginning of period. . . . . . . . . . . .       8,222,173         87,368
                                                    ------------   ------------
Cash, end of period. . . . . . . . . . . . . . .    $    139,460   $     24,471
                                                    ------------   ------------
                                                    ------------   ------------


                    See accompanying notes to financial statements

                    PLATINUM ENTERTAINMENT, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS




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

2.  NET LOSS PER COMMON SHARE

    Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common and common equivalent shares issued during the 12-month period prior to the March 12, 1996 public offering have been included in the calculation for the three and nine months ended February 29, 1996 as if they were outstanding for those periods using the treasury stock method and the public offering price of $13 per share. In addition, all convertible preferred stock and convertible Class A common stock and Class B common stock are treated as if converted into common shares at the date of issuance.

3.  ACQUISITIONS

    On June 20, 1996, the Company acquired substantially all of the assets of R.E.X. Music, Inc. ("REX") for $480,000 (which approximated the indebtedness of REX to the Company, which primarily arose prior to May 31, 1996) and $100,000 in accrued liabilities. REX produces, licenses and markets recorded music, primarily in the Gospel format. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $580,000 approximates the fair value of the assets acquired. The assets acquired include accounts receivable, artist advances, inventory, copyrights and artist contracts. The value allocated to music publishing rights and artist masters totaled $440,000 and is being amortized over 15 years using the straight-line method.

    On September 19, 1996, the Company acquired substantially all of the assets of Double J Music Group ("Double J") for 88,000 shares of common stock of the Company and the assumption of approximately $100,000 of debt and $75,000 of accrued liabilities. Double J develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $1,081,000 approximates the fair value of the assets acquired. The purchase value was primarily allocated to music publishing rights and is being amortized over 15 years using the straight-line method.

    Effective January 1, 1997, the Company purchased substantially all of the assets of Intersound, Inc. ("Intersound" or the "Intersound Acquisition") for consideration of $24,000,000 in cash, $5,000,000 in convertible promissory notes and the assumption of certain liabilities. See Notes 5 and 6 below for details of the financing. Intersound produces, licenses, markets and distributes recorded music for the Gospel, Adult Contemporary, Country, Urban, Dance, Classical and Themed Productions formats. The Intersound Acquisition has been accounted for by the purchase method of accounting and the purchase price of $36,000,000 approximates the fair value of the assets acquired. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values; the amounts allocated to music publishing rights and excess cost over net assets acquired (goodwill) are being amortized over 25 years using the straight-line method.


4.  JOINT VENTURE

    The Company and House of Blues Records, Inc. ("HOB") formed the House of Blues Music Company, a joint venture between HOB and the Company (the "Venture"), effective November 1, 1996 upon the purchase by the Company of a fifty percent (50%) interest from Private, Inc., a subsidiary of Bertelsman Music Group, Inc. ("Seller"), in the joint venture between Seller and HOB formed pursuant to a prior agreement. The payment for such 50% interest was made on November 12, 1996 in the cash amount of $3,063,000, which is deemed a cash capital contribution by the Company to the Venture. HOB contributed to the Venture a license in HOB's trademarks, logo and other intellectual property in consideration for its 50% interest in the Venture. HOB is a subsidiary of House of Blues Entertainment, Inc. The Chairman and Chief Executive Officer of House of Blues Entertainment, Inc. is also a director of the Company.

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

    The Company has agreed to fund the operations of the Venture. Such funding is deemed a cash contribution by the Company to the Venture. All income and gain of the Venture is allocated fifty percent (50%) to HOB and fifty percent (50%) to the Company. Any loss of the Venture is allocated among the parties pro rata based upon the sum of their relative cash capital contributions and their outstanding loans to the Venture; thereafter, income or gains of the Venture will be allocated to the parties pro rata based upon their relative share of the losses previously allocated until each party has been allocated income and gain equal to the losses previously allocated to them. All capital distributions will be allocated 100% to the Company until it recovers its original investment plus all other amounts expended to fund the operations of the Venture, except for certain tax distributions. After the Company recovers one hundred percent (100%) of its original investment plus all other amounts expended to fund the operations of the Venture, distributions will be allocated fifty percent (50%) to HOB and fifty percent (50%) to the Company.

    The Company records the activity of the Venture under the equity method of accounting for investments in joint ventures.

5.  DEBT

    Convertible debentures were issued to certain selling shareholders of Intersound on January 31, 1997, mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (7.48% at February 28, 1997) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the notes.

    On January 31, 1997, the Company entered into a Credit Agreement with Bank of Montreal ("BOM"), individually and as agent, to provide a 90-day term loan in the amount of $25,000,000 and a 90-day revolving credit facility in the amount of $10,000,000 (of which $6,144,000 is available at February 28, 1997) (the "Credit Agreement"). Borrowings under the Credit Agreement bear interest at LIBOR plus 6% per annum (11.4375% at February 28, 1997) and are secured by substantially all of the assets of the Company. The Credit

Agreement contains financial and other covenants applicable to the Company. The Credit Agreement is personally guaranteed for $12,500,000 by an officer and director of the Company. See Note 6 below for financing fees related to the Credit Agreement.

6.  WARRANT

    The Company issued to BOM a warrant to purchase 258,571.95 shares of Common Stock at an exercise price of $.01 per share in connection with the Credit Agreement. The value of the warrants amounted to $1,239,594, the balance of which is included in additional paid-in capital at February 28, 1997. The warrant expires on January 31, 2002 and is subject to antidilution adjustment if, during the term of the Credit Agreement, the Company issues shares of Common Stock and does not use the proceeds of such issuance to pay borrowings under the Credit Agreement.

7.  RECLASSIFICATIONS

    Certain amounts in the three and nine months ended February 29, 1996 consolidated statements of operations have been reclassified to conform with the three and nine months ended February 28, 1997 presentation.

8.  SUBSEQUENT EVENT

    On March 3, 1997, the Company and K-tel International, Inc. ("K-tel") signed a purchase and sale agreement (the "Agreement") pursuant to which the Company will acquire K-tel's worldwide music business assets, except for K-tel's European music business, through the purchase of the stock of K-tel International (USA), Inc. ("K-tel (USA)") and Dominion Entertainment, Inc. ("Dominion"), both wholly-owned subsidiaries of K-tel. The purchase price is $35 million subject to certain adjustments. Subject to satisfaction of the closing conditions specified in the Agreement, including the Company's obtaining financing for the acquisition and the approval K-tel's shareholders, the transaction is expected to close within 120 to 180 days after the signing of the Agreement.

    Pursuant to the Agreement, the Company deposited $1,750,000 in escrow which will be applied to the purchase price or paid to K-tel in the event the transaction is not consummated under certain circumstances, including the failure of the Company to obtain financing for the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere in the filing.

OVERVIEW

    The Company significantly increased its operations during the three months ended February 28, 1997 through the activities of Intersound, which is included in the Company's results of operations, since January 1, 1997. Intersound is one of the largest independent record companies in the United States. Intersound's music divisions focus on most major music formats, including Gospel, Adult Contemporary, Country, Urban, Dance, Classical and Themed Productions, all of which are released under the "Intersound" label. Products are distributed through Intersound's own proprietary distribution system, enabling Intersound to maintain control over the marketing and promotion of its products, selling and fulfilling its orders on a direct basis. Intersound's more notable artists under contract include Kansas, the Bellamy Brothers, Crystal Gayle, The Ohio Players, Gap Band, William Becton and The Mighty Clouds of Joy. See "Significant Matters" below for more details.

    In addition to the Intersound Acquisition, operations for the three months ended February 28, 1997 include the release of LET'S GO TO CHURCH, a live Gospel album by National Baptist Convention USA, Inc., which has 8.5 million members. Gross revenues generated during the three and nine months ended February 28, 1997 from this release totaled $3,830,000 and $3,913,000, respectively; the majority of this activity was product sales direct to member churches which resulted in higher gross margins due to the lack of a third-party distribution fee.

    The Company also signed a definitive agreement with K-tel on March 3, 1997 by which the Company will acquire K-tel's worldwide music business assets, except for K-tel's European music business. K-tel is one of the largest independent record companies in the United States and is also one of the world's leading compilation packagers and marketers of pre-recorded music. K-tel's catalog of over 3,500 owned or controlled recordings includes performances by classic artists such as Chubby Checker, Bobby Sherman, Leslie Gore, Percy Sledge, Lee Greenwood and hundreds of others. See "Significant Matters" below for details of the agreement.

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

    The Company has an international licensing agreement with MCA Records, Ltd. ("MCA"). Revenues derived from the licensing are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee.

Results of operations for the three and nine months ended February 29, 1996 include international licensing revenues; however, no international licensing revenues have been recorded for the first nine months of fiscal 1997 as the Company has not been notified for such period by MCA regarding international sales generated during this period. Manufacturing and related costs (other than artist royalties, which are paid by the Company) are borne by the licensee. Artist royalties paid by the Company in connection with international sales are recorded as costs of artist project and other revenues and are calculated as a percentage of net licensed proceeds.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items derived from the Company's consolidated statements of operations as a percentage of gross revenues:



                                       THREE                    THREE                   NINE                     NINE
                                   MONTHS ENDED             MONTHS ENDED            MONTHS ENDED             MONTHS ENDED
                                    FEBRUARY 28,             FEBRUARY 29,            FEBRUARY 28,             FEBRUARY 29,
                                        1997                    1996                    1997                     1996
Total gross revenues. . . . . . .  $ 11,714,000  100.0%     $  5,861,000  100.0%     $ 25,854,000  100.0%     $ 19,548,000  100.0%

Less: Returns and allowances. . .    (1,808,000)  15.4%       (1,211,000)  20.7%       (4,080,000)  15.8%       (2,878,000)  14.7%
Less: Discounts . . . . . . . . .      (964,000)   8.2%         (115,000)   2.0%       (1,727,000)   6.7%         (548,000)   2.8%
Less: (Allowance for)
  recovery of unrecoupable
  artist advances . . . . . . . .      (143,000)   1.2%          (83,000)   1.4%         (465,000)   1.8%           99,000   -0.5%
                                   ------------             ------------             ------------             ------------

Total net revenues. . . . . . . .     8,799,000   75.2%        4,452,000   75.9%       19,582,000   75.7%       16,221,000   83.0%
Cost of product sales . . . . . .     3,852,000   32.9%        1,581,000   27.0%        9,272,000   35.9%        5,620,000   28.7%
Cost of artist project and
  other revenues. . . . . . . . .       462,000    3.9%          826,000   14.1%        2,585,000   10.0%        3,788,000   19.4%
                                   ------------             ------------             ------------             ------------
Total cost of sales and
  services. . . . . . . . . . . .     4,314,000   36.8%        2,407,000   41.1%       11,857,000   45.9%        9,408,000   48.1%
                                   ------------             ------------             ------------             ------------
Gross profit. . . . . . . . . . .     4,485,000   38.4%        2,045,000   34.8%        7,725,000   29.8%        6,813,000   34.9%

Other operating expenses:
Selling, general and
  administrative expenses . . . .     3,417,000   29.2%        2,020,000   34.5%        8,160,000   31.6%        6,007,000   30.7%
Merger and restructuring costs. .       609,000    5.2%              --      --           612,000    2.4%              --      --
Depreciation and amortization . .       315,000    2.7%           31,000    0.5%          481,000    1.9%           92,000    0.5%
                                   ------------             ------------             ------------             ------------
                                      4,341,000   37.1%        2,051,000   35.0%        9,253,000   35.9%        6,099,000   31.2%
                                   ------------             ------------             ------------             ------------
Operating income (loss) . . . . .       144,000    1.3%           (6,000)  -0.2%       (1,528,000)  -6.1%          714,000    3.7%
Interest income . . . . . . . . .        12,000    0.1%              --      --           138,000    0.5%              --      --
Interest expense. . . . . . . . .      (303,000)  -2.6%         (228,000)  -3.9%         (308,000)  -1.2%         (530,000)  -2.7%
Financing costs . . . . . . . . .      (865,000)  -7.4%              --      --          (865,000)  -3.3%              --      --
Equity loss . . . . . . . . . . .        (1,000)    --               --      --            (1,000)    --               --      --
                                   ------------             ------------             ------------             ------------
Net income (loss) applicable
  to common shares. . . . . . . .  $ (1,013,000)   8.6%     $   (234,000)  -4.1%     $ (2,564,000) -10.1%     $    184,000    1.0%
                                   ------------             ------------             ------------             ------------
                                   ------------             ------------             ------------             ------------




References made in the following discussion include: (i) Gospel format - activity under the CGI Records, Light Records, Lexicon Music, R.E.X. Music and Flying Tart labels, as well as Gospel activity under the House of Blues label;
(ii) Country format - activity under the River North Nashville label; (iii) Adult Contemporary format - activity under the River North Records label; (iv) Blues and other format - primarily non-Gospel activity under the House of Blues label and all activity from the Intersound Acquisition is referenced "Intersound" so that effects of the Intersound Acquisition can be understood.

GROSS REVENUES

    Gross revenues increased $5,853,000 or 99.9% to $11,714,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996; $4,219,000 or 72.1% of this increase related to the activities of Intersound since January 1, 1997. Gross revenues increased $6,306,000 or 32.3% to $25,854,000 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996; $4,219,000 or 66.9% of this increase related to the activities of Intersound since January 1, 1997. No international licensing revenues have been recorded for the first nine months of fiscal

1997 as the Company has not been notified to date by MCA regarding international sales generated during this period. International licensing revenues for the three and nine months ended February 29, 1996 approximated $119,000 and $759,000, respectively; such licensing revenues may not be indicative of the licensing revenues earned for the current or future periods.

    Gross revenues generated from Gospel, Country, Adult Contemporary, Blues and other, and Intersound activity as a percentage of total gross revenues for the three months ended February 28, 1997 were 50.1%, 6.9%, 2.8%, 4.2% and 36.0% compared to 61.4%, 23.1%, 10.8%, 4.7% and 0.0% for the three months ended February 29, 1996. Gross revenues from Gospel, Country, Adult Contemporary, Blues and other, and Intersound activity as a percentage of total gross revenues for the nine months ended February 28, 1997 were 46.8%, 24.5%, 6.6%, 5.8% and 16.3% compared to 56.7%, 12.9%, 25.4%, 5.0% and 0.0% for the nine months ended February 29, 1996.

    The changes in the percentages are due principally to the activities of Intersound since January 1, 1997 as noted above, and the following significant releases: The Beach Boys' STARS AND STRIPES, VOLUME I (which generated approximately $3,024,000 of Country revenues for the nine months ended February 28, 1997, primarily prior to the current fiscal quarter); Crystal Bernard's THE GIRL NEXT DOOR (which generated approximately $309,000 and $1,330,000 of Country revenues for the three and nine months ended February 28, 1997); Alan Parsons' ON AIR (which generated approximately $59,000 and $640,000 of Adult Contemporary revenues for the three and nine months ended February 28, 1997) and National Baptist Convention's LET'S GO TO CHURCH (which generated approximately $3,830,000 and $3,913,000 of Gospel revenues for the three and nine months ended February 28, 1997). These increases were offset in part by a decrease in telemarketing sales, which typically generate Gospel revenues, that were discontinued due to the increased costs of television advertising, and by the incremental revenue recognized in the first nine months of fiscal 1996 from the release of Peter Cetera's ONE CLEAR VOICE.

RETURNS AND ALLOWANCES

    Returns and allowances increased a net of $597,000 or 49.3% to $1,808,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996; $992,000 of this net increase related to the activities of Intersound since January 1, 1997, offset by a decrease of $395,000 from the Company's remaining operations. Returns and allowances increased $1,202,000 or 41.8% to $4,080,000 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996; $992,000 or 82.5% of this increase related to the activities of Intersound since January 1, 1997.

      Returns and allowances as a percentage of gross product sales, less discounts, decreased to 18.4% for the three months ended February 28, 1997 from 32.0% for the three months ended February 29, 1996 and decreased to 19.7% for the nine months ended February 28, 1997 from 21.0% for the comparable period of the prior fiscal year. The decrease in the current quarter is attributable primarily to a change in buying habits of the Company's retail customers which have reduced initial order quantities to better manage receivable and inventory levels.

DISCOUNTS

    Discounts increased $849,000 or 738.3% to $964,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996; $122,000 or 14.4% of this increase related to the activities of Intersound since January 1, 1997 and $633,000 or 74.6% of this increase related to the Company's arrangement with the National Baptist Convention USA, Inc. and the sales of LET'S GO TO CHURCH directly to local churches. Discounts increased $1,179,000 or 215.1% to $1,727,000 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996; $122,000 or 10.3% of this increase related to the activities of Intersound since January 1, 1997 and $633,000 or 53.7% of this increase related to LET'S GO TO CHURCH as discussed above.

     Discounts as a percentage of gross product sales increased to 8.9% for the three months ended February 28, 1997 from 2.9% for the three months ended February 29, 1996 and to 7.7% for the nine months ended February 28, 1997 from 3.8% for the comparable period of the prior fiscal year. The increases relate primarily to the increase in new releases volume, particularly in the Country and Adult Contemporary formats, as it is industry practice to extend discounts on new release orders, compared to reorders of previously released albums. Also, additional discounts were extended to the member churches which purchased the National Baptist Convention's LET'S GO TO CHURCH release directly from the Company to avoid a third-party distribution fee.

ALLOWANCE FOR UNRECOUPABLE ARTIST ADVANCES

    The allowances for unrecoupable artist advances were $143,000 and $465,000 for the three and nine months ended February 28, 1997, respectively, compared to $83,000 and a net recovery of artist advances of $99,000 for the three and nine months ended February 29, 1996, respectively. The changes were not significantly affected by the activities of Intersound since January 1, 1997. During the nine months ended February 29, 1996, the Company renegotiated certain artist contracts to allow additional costs previously expensed by the Company in fiscal 1995 to be included in recoupable artist advances, resulting in the net recovery. The current period balances primarily relate to several Gospel and Country projects released during the current periods or to be released later in fiscal 1997.

COST OF PRODUCT SALES

    Cost of product sales increased $2,271,000 or 143.6% to $3,852,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996; $650,000 or 28.6% of this increase related to the activities of Intersound since January 1, 1997. Cost of product sales increased $3,652,000 or 65.0% to $9,272,000 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996; $650,000 or 17.8% of this increase related to the activities of Intersound since January 1, 1997.

    Cost of product sales as a percentage of gross revenues increased to 32.9% for the three months ended February 28, 1997 from 27.0% for the three months ended February 29, 1996, and to 35.9% for the nine months ended February 28, 1997 from 28.7% for the comparable period of the prior fiscal year. The increase is primarily attributable to increased royalty costs associated with albums released during the current periods, featuring established artists in non-Gospel formats. Further, the reduction in telemarketing sales negatively impacted this percentage due to the lower cost of product sales attributable to telemarketing sales compared with other distribution channels.

COST OF ARTIST PROJECT AND OTHER REVENUES

    Cost of artist project and other revenues decreased $364,000 or 44.1%, net of increases, to $462,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996; the activities of Intersound since January 1, 1997 contributed $200,000 to the increase in such costs. Cost of artist project and other revenues decreased $1,203,000 or 31.8% to $2,585,000 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996.

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

    In addition, cost of artist project and other revenues includes the royalties paid by the Company to artists in connection with its first international sales through MCA which occurred during fiscal 1996. The Company's liability for such royalties is based on MCA's retail sales of the Company's products net of returns, and equaled approximately 10% of such net sales. When presented as a percentage of licensing revenues received by the Company, however, royalties were equal to approximately 50% of such revenues. No such activity has been recorded by the Company during the current periods as MCA has not provided final sales data for the current periods. Such costs approximated $60,000 and $380,000 for the three and nine months ended February 29, 1996, respectively; such costs may not be indicative of the licensing costs owed for the current or future periods.

GROSS PROFIT

    Gross profit increased $2,440,000 or 119.3% to $4,485,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996; $2,254,000 or 92.4% of this increase related to the activities of Intersound since January 1, 1997. Gross profit increased $912,000 or 13.4% to $7,725,000 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996; the activities of Intersound since January 1, 1997 contributed to an increase in such profits of $2,254,000.

    As a percentage of gross revenues, gross profit increased to 38.4% for the three months ended February 28, 1997 from 34.8% for the three months ended February 29, 1996, and decreased to 29.8% for the nine months ended February 28, 1997 from 34.9% for the comparable period of the prior fiscal year. The increase for the three months ended February 28, 1997 is attributable to the National Baptist Convention release and the inclusion of Intersound activity, both of which contribute higher gross profits due to the lack of third-party distribution fees. The decrease for the nine months ended February 28, 1997 is attributable to a decrease in telemarketing revenues which provide higher gross profits due to the lack of third-party distribution fees (telemarketing revenues for the nine months ended February 28, 1997 and February 29, 1996 were $50,000 and $1,342,000, respectively), an increase in reserves for artist advances and an increase in sales discounts offered. In addition, no international licensing revenues have been recorded for the first nine months of fiscal 1997 as the Company has not been notified to date by MCA regarding international sales generated during this period. International licensing revenues typically generate a 50% gross margin.

    In addition, gross profit on product sales varies from project to project due to differences in royalty rates and the greater profit margins achieved for compact discs over cassettes. As a result, gross profit margins are affected in any period by the mix of releases sold during that period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $1,397,000 or 69.2% to $3,417,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996; $1,060,000 or 75.9% of this increase related to the activities of Intersound since January 1, 1997. Selling, general and administrative expenses increased $2,153,000 or 35.8% to $8,160,000 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996; $1,060,000 or 49.2% of this increase related to the activities of Intersound since January 1, 1997.

    Selling, general and administrative expenses as a percentage of gross revenues decreased to 29.2% for the three months ended February 28, 1997 from 34.5% for the three months ended February 29, 1996, and remained relatively unchanged at 31.6% for the nine months ended February 28, 1997 from 30.7% for the comparable period of the prior fiscal year. The decrease for the three months ended February 28, 1997 is primarily attributable to the reduction of the Company's Country radio promotional staff and a larger revenue base compared to fixed overhead costs.

MERGER AND RESTRUCTURING COSTS

    Nonrecurring merger and restructuring costs of $609,000 and $612,000 for the three and nine months ended February 28, 1997 were incurred due to the Intersound Acquisition. The nature of the costs include severance payments to terminated employees and costs associated with consolidating the offices of the Company and Intersound. As of February 28, 1997, cash paid for such costs approximated $538,000 with the remainder included in accrued liabilities on the face of the balance sheet; management anticipates the accrued costs to be fully paid within the next twelve months.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased to $315,000 from $31,000 for the three months ended February 28, 1997 and increased to $481,000 from $92,000 for the nine months ended February 28, 1997 compared to comparable periods of the prior fiscal year. The increases are attributable to increased amortization related to the approximate $23,600,000 of music publishing rights and excess cost over net assets acquired resulting from the activities of Intersound since January 1, 1997 and $1,500,000 of music publishing rights and artist contracts acquired from Double J and REX during the first nine months of fiscal 1997.

OPERATING INCOME/LOSS

    As a result of the factors described above, operating income of $144,000 and an operating loss of $1,528,000 were experienced for the three and nine months ended February 28, 1997, respectively; an operating loss of $6,000 and operating income of $714,000 were experienced for the three and nine months ended February 29, 1996, respectively.

INCOME TAX

    No tax expense or benefit has been recorded through February 28, 1997 due to the Company's net operating loss carryforward and related valuation allowance at May 31, 1996, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $12,523,000 at May 31, 1996, expiring in years 2007 through 2011, is subject to annual limitations due to a change in ownership as a result of the initial public offering in March 1996. Consequently, approximately $3,700,000 of the loss carryforward at May 31, 1996 will be available to offset fiscal 1997 taxable income.

INTEREST INCOME

    Interest income for the three and nine months ended February 28, 1997 totaled $12,000 and $138,000 compared to no interest income for the comparable periods of the prior fiscal year. The interest income for the current periods is primarily attributable to earnings on net proceeds remaining in such periods from the initial public offering.

INTEREST EXPENSE

    Interest expense for the three and nine months ended February 28, 1997 totaled $303,000 and $308,000 compared to $228,000 and $530,000 for the comparable periods of the prior fiscal year. See "Capital Resources" below for details of the Company's current debt structure. All debt outstanding during the three and nine months ended February 29, 1996 was retired with the net proceeds received from the initial public offering.

FINANCING COSTS

    Financing costs of $865,000 were incurred during the three months ended February 28, 1997 due to the funding of the Intersound Acquisition. These costs include the warrants issued BOM and the bank's origination fee, which are being amortized over the 90-day term of the loan.

NET INCOME/LOSS

    The net loss attributable to common shares for the three and nine months ended February 28, 1997 totaled $1,013,000 and $2,564,000 compared to net loss attributable to common shares of $234,000 and net income attributable to common shares of $184,000 for the comparable periods of the prior fiscal year. The loss is attributable to the factors discussed above. In addition, no international licensing revenues have been recorded for the nine months ended February 28, 1997 as the Company has not been notified to date by MCA regarding international sales generated during this period.

SIGNIFICANT MATTERS

    Effective January 1, 1997, the Company purchased substantially all of the assets of Intersound for consideration of $24,000,000 in cash, $5,000,000 in convertible promissory notes and the assumption of certain liabilities. See "Capital Resources" below for further details. The activities of Intersound since January 1, 1997 has been accounted for by the purchase method of accounting and the purchase price of $36,000,000 approximates the fair value of the assets acquired. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values; the amounts allocated to music publishing rights and excess cost over net assets acquired (goodwill) are being amortized over 25 years using the straight-line method.

    On March 3, 1997, the Company and K-tel signed a purchase and sale agreement (the "Agreement") pursuant to which the Company will acquire K-tel's worldwide music business assets, except for K-tel's European music business, through the purchase of the stock of K-tel (USA) and Dominion, both wholly-owned subsidiaries of K-tel. The purchase price is $35 million subject to certain adjustments. Subject to satisfaction of the closing conditions specified in the Agreement, including the Company's obtaining financing for the activities of Intersound since January 1, 1997 and the approval of K-tel's shareholders, the transaction is expected to close within 120 to 180 days after the signing of the Agreement.

    Pursuant to the Agreement, the Company deposited $1,750,000 in escrow which will be applied to the purchase price or paid to K-tel in the event the transaction is not consummated under certain circumstances, including the failure of the Company to obtain financing for the transaction.

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

LIQUIDITY

    The Company's cash balances were $139,000 and $8,222,000 at February 28, 1997 and May 31, 1996, respectively. Net cash used in operating activities was $5,758,000 for the nine months ended February 28, 1997. The uses reflect net cash used to fund trade receivables of $2,695,000, inventories of $1,035,000, artist advances of $2,437,000, trade payables of $746,000 and accrued liabilities and other of $1,215,000, attributable to releases by such artists as The Beach Boys, Crystal Bernard, Alan Parsons and National Baptist Convention and scheduled future releases including albums by Peter Cetera and a tribute to Janis Joplin featuring established Blues artists. Net cash provided by notes receivable of $1,057,000 results from an agreement dated May 1996, whereby the Company sold certain video rights for $401,000 and its right to free future studio usage for $850,000 to a minority stockholder and former officer of the Company. The net cash provided by royalties payable arose from the current period sales of albums in the non-Gospel format, which typically command a higher royalty rate. Royalties are not paid to the artist until all advances made to the artist have been recouped by the Company. Also, the Company establishes and maintains reserves relative to royalty payments for a period of approximately 12 months to allow for product returns activity as royalties are not owed on returned product.

    Investing activities for the nine months ended February 28, 1997 include $3,818,000 relating to the Company's investment in a joint venture with HOB. See "Results of Operations - Significant Matters." The Company paid approximately $31,000,000 for the Intersound Acquisition, funded with outside financing - see financing activity discussion below. Approximately $100,000 was paid in connection with the Company's purchase of Double J, with the remainder of the purchase settled with shares of the Company's common stock. In addition, the Company acquired substantially all of the assets of REX for $480,000 during June 1996. The purchase price approximated the indebtedness of REX to the Company and cash payments relating to this purchase during the current period were not significant. Purchases of property and equipment of $239,000 relate primarily to office equipment, computers and software.

    Financing activities for the nine months ended February 28, 1997 includes $25,000,000 in short-term borrowings from BOM for the Intersound Acquisition; such Acquisition was also financed with $5,000,000 in convertible debentures and approximately $1,500,000 in borrowings under the revolving line of credit with BOM. The Company also borrowed approximately $1,400,000 and $900,000 under the revolving line of credit to fund financing costs to BOM in connection with the Acquisition and Company operations, respectively. See "Capital Resources."

CAPITAL RESOURCES

    On January 31, 1997, the Company entered into the Credit Agreement with BOM, individually and as agent, to provide a 90-day term loan in the amount of $25,000,000 and a 90-day revolving credit facility in the amount of $10,000,000. Borrowings under the Credit Agreement bear interest at LIBOR plus 6% per annum (11.4375% at February 28, 1997) and are secured by substantially all of the assets of the Company. At February 28, 1997, the Company had approximately $6,100,000 available under the revolving credit facility. The Credit Agreement contains financial and other covenants applicable to the Company. The Credit Agreement is personally guaranteed for up to $12,500,000 by an officer and director of the Company. The Company issued to BMO a warrant to purchase 258,571.95 shares of Common Stock at an exercise price of $.01 per share in connection with the Credit Agreement.
The warrant expires on January 31, 2002 and is subject to antidilution adjustment if, during the term of the Credit Agreement, the Company issues shares of Common Stock and does not use the proceeds of such issuance to pay borrowings under the Credit Agreement. The Company is in the process of seeking long-term financing.

    In connection with the Intersound Acquisition, the Company also issued convertible debentures totaling $5,000,000. The convertible debentures were issued to certain selling shareholders of Intersound on January 31, 1997, mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (7.48% at February 28, 1997) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the notes.

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

    Stockholders' equity at February 28, 1997 totaled $14,690,000 compared to $15,215,000 at May 31, 1996. This decrease of $525,000 or 3.5% is primarily due to net losses experienced by the Company during the nine months ended February 28, 1997, offset by a $1,240,000 increase to additional paid-in capital related to warrants issued in connection with the financing of the Intersound acquisition and a $906,000 increase to common stock and additional paid-in capital related to the purchase of Double J Music Group.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

         4.1 Registration Rights Agreement, dated as of January 31, 1997, between Registrant and Intersound, Inc. is herein incorporated by reference to the Registrant's Form 8-K filed with the Commission on February 18, 1997 pursuant to
                   Section 13 of the Securities Exchange Act of 1934 (the
                   "8-K").

         4.2 Convertible Promissory Note, dated January 31, 1997, issued by the Registrant in the principal amount of $3,125,000 is herein incorporated by reference to the 8-K.

         4.3 Convertible Promissory Note, dated January 31, 1997, issued by the Registrant in the principal amount of $1,875,000 is herein incorporated by reference to the 8-K.

         4.4 Warrant to Purchase Shares of Common Stock of the Registrant, dated January 31, 1997 is herein incorporated by reference to the 8-K.

         10.1 First Amendment to Asset Purchase Agreement, dated January 31, 1997, between River North Studios, Inc. and Intersound, Inc. is herein incorporated by reference to the 8-K.

         10.2 Employment Agreement of Don Johnson, dated February 1, 1997 is herein incorporated by reference to the 8-K.

         10.3 Credit Agreement, dated as of January 31, 1997, among the Registrant, Bank of Montreal and the Banks who are or may become parties thereto is herein incorporated by reference to the 8-K.

         10.4 Security Agreement, dated as of January 31, 1997, among the Registrant, Bank of Montreal and the Banks who are or may become parties thereto is herein incorporated by reference to the 8-K.

         10.5 Security Agreement re: Intellectual Property, dated as of January 31, 1997, among the Registrant, its subsidiaries and Bank of Montreal is herein incorporated by reference to the 8-K.

         10.6 Pledge Agreement, dated as of January 31, 1997, between the Registrant and Bank of Montreal is herein incorporated by reference to the 8-K.

         10.7 Guaranty, dated as of January 31, 1997, made by Steven Devick is herein incorporated by reference to the 8-K.

         10.8 Term Credit Note, dated January 31, 1997, issued by the Registrant in the principal amount of $25,000,000 is herein incorporated by reference to the 8-K.

         10.9 Revolving Credit Note, dated January 31, 1997, issued by the Registrant in the principal amount of $10,000,000 is herein incorporated by reference to the 8-K.

         10.10 Purchase and Sale Agreement, dated March 3, 1997, between Platinum Entertainment, Inc. and K-tel International, Inc.

         10.11 Earnest Money Escrow Agreement, dated March 3, 1997, among Platinum Entertainment, Inc., K-tel Entertainment, Inc. and Midwest Trust Services, Inc.

         10.12 Voting Agreement, dated March 3, 1997, among Platinum Entertainment, Inc., Mr. Philip Kives and K-5 Leisure Products, Inc. and National Development Ltd.

         27.       Financial Data Schedule.


B.  Form 8-K.

         On February 18, 1997, a Form 8-K was filed by the Company reporting the purchase of substantially all of the assets of Intersound, Inc. for consideration of $24,000,000 in cash, $5,000,000 in convertible promissory notes and the assumption of certain liabilities. As of the date of filing of the Current Report on Form 8-K, it was impracticable for the Registrant to provide the financial statements required by
         Item 7(a) of Form 8-K. In accordance with Item 7(a)(4) of Form 8-K, such financial statements shall be filed by amendment as soon as practicable and in no event later than 60 days after the filing date of the Report on Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 1997.

                             PLATINUM ENTERTAINMENT, INC.



                             By:  /s/ STEVEN DEVICK
                                  ---------------------------------------
                                  Steven Devick
                                  Chairman of the Board, President and Chief
                                  Executive Officer


                             By:  /s/ DOUGLAS C. LAUX
                                  ---------------------------------------
                                  Douglas C. Laux
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)