Form 10-K
period 1997-05-31
PLATINUM ENTERTAINMENT INC
filed 1997-08-29
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended May 31, 1997

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $5.50 on August 28, 1997, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $19,564,000.

    The number of shares outstanding of the registrant's Common Stock, par value $.001, as of August 29, 1997 was 5,184,474.

                         DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into this report:
        Annual Report to Stockholders for the Fiscal Year Ended May 31, 1997
                                  (Parts II and IV)

        Notice of Annual Meeting of Stockholders and Proxy Statement for the
            Annual Meeting of Stockholders to be held on October 7, 1997
                       (the "1997 Proxy Statement") (Part III)

                                     PART I

ITEM 1.    BUSINESS.

THE COMPANY
     The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats. The Company has produced recorded music products in the Gospel, Adult Contemporary, Country and Blues music formats, primarily under its CGI Records, River North Records and House of Blues labels. With its acquisition of Intersound, Inc. ("Intersound"), effective January 1, 1997, the Company expanded its artist base and music catalog within its existing music genres, added new music genres to its repertoire, including Classical/Themed Productions and Urban/Dance, and added Intersound to its list of labels.

     Since its inception in 1991, the Company has sought to expand its catalog of master recordings and publishing rights through strategic and complementary acquisitions, as well as through the signing of established artists. One of the Company's core business activities, and an integral part of the Company's growth strategy, is the expansion and exploitation of its music catalog. Following the acquisition of Intersound, the Company owns or controls a music catalog with over 12,000 master recordings.

     The Company's music catalog contains master recordings of some of the best selling Gospel music acts such as The Winans, Andrae Crouch, and Walter Hawkins. According to the RIAA, Gospel is the fastest growing music segment, having increased its market share and revenues by 38% and 30%, respectively, in 1996 and 1995. In addition, the Company, through the acquisition of Intersound, expanded its Gospel roster to include artists such as Candi Staton, the Mighty Clouds of Joy, and Vicki Winans. The Company believes that it is currently positioned as a market leader in Gospel music. The Company has also released music by established artists in other music genres. These artists include The Beach Boys, Peter Cetera, The Alan Parsons Project and Crystal Bernard. Through the acquisition of Intersound, the Company expanded its roster to include artists such as Kansas, Crystal Gayle, The Ohio Players, Bellamy Brothers, Eddie Rabbitt, Confunkshun and The Gap Band.

STRATEGY
     The Company's strategy for growth and expansion of its position in the recorded music business is based on: (i) selling diversified recorded music offerings in formats which management believes have growth potential; (ii) expanding and exploiting its music catalog through the acquisition of master recordings and music publishing rights from other music companies at attractive prices; (iii) introducing records by established artists with a history of successful releases; and (iv) leveraging its unique distribution position through both independent distribution channels and relationships with certain larger record companies to provide wider distribution of certain of the Company's products. The Company believes that this strategy distinguishes the Company from certain of its larger competitors who have traditionally focused on the development of new artists with the potential for mass appeal. The Company intends to remain focused on artists and musical formats characterized by relatively low development costs and predictable unit sales volumes. This strategy may also include licensed compilations of previously recorded music, "Best of" albums, and tribute albums to well known musical artists with a history of successful releases.

     MARKET FOCUS

     The Company focuses on artists and musical formats characterized by low development costs and predictable unit sales volumes. The Company plans to continue to broaden its musical catalog in order to expand its sales opportunities in the Gospel, Adult Contemporary, Blues, Country, Classical/Themed Productions and Urban/Dance markets. Because the recorded music business is particularly dependent on changing audience tastes and the ability to identify, attract and sign artists as well as produce compilations of existing recorded music, the Company believes that a diversification of musical offerings, through the identification of additional markets with growth potential, reduces revenue volatility. The Company believes that it can obtain market share in these markets through the identification, acquisition and exploitation of catalog items.

     COMPILATIONS

     A significant portion of the Company's products are compilations of previously recorded music that enable the Company to exploit its large catalog of master recordings. Compilations can be produced at significantly lower cost than new artist releases and provide the Company with more predictable unit sales volumes.

     INTRODUCE ARTIST-DRIVEN RECORDS

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

     ACQUIRE MUSIC MASTER RECORDINGS AND PUBLISHING RIGHTS

     The Company is committed to developing its music catalog, which has historically provided a recurring source of sales for the Company. The Company believes that its success depends significantly on its ability to invest in, develop and market rights to its catalog of recorded music. The Company plans to expand its catalog for exploitation (a) through acquisitions and strategic relationships as long as it is economically feasible to do so and (b) by re-recording previous hit songs of artists currently on its roster.


     DISTRIBUTION

     The Company's distribution relationship with PolyGram has represented a distinguishing aspect of its operations and business strategy compared with other independent record companies. The Company's recent acquisition of Intersound, which possesses its own proprietary direct to retail distribution capabilities, provides the Company with additional retail distribution channels. As the Company more fully integrates the operations of Intersound, it plans to utilize its PolyGram distribution relationship for certain "front line" products from each of the two companies' libraries, which products the Company believes will receive the best marketing leverage through that channel. "Mid-line" products, including much of the compilation and "best of" products from each of the two libraries, are expected to be distributed via the less expensive retail distribution channels which have been established by Intersound. The Company's distribution agreement with PolyGram expires in 2002.

RECENT ACQUISITIONS.

     Consistent with its growth strategy, the Company has completed four acquisitions and has entered into a definitive purchase agreement for a pending acquisition since the consummation of its initial public offering in March 1996.

     On June 20, 1996, the Company acquired substantially all of the assets of R.E.X. for $480,000, which approximated the indebtedness of R.E.X. to the Company, and the assumption of $100,000 in liabilities. Prior to the acquisition, the Company was the primary distributor for R.E.X., which produces, licenses and markets recorded music, primarily in the contemporary Christian format of Gospel music, for markets primarily in the United States. R.E.X.'s artist roster acquired by the Company includes Sixpence None the Richer, Whitecross, Six Feet Deep, The Waiting and Tammy Trent.

     On September 19, 1996, the Company acquired substantially all of the assets of Double J for 88,000 shares of Common Stock, the assumption of approximately $100,000 of debt and the assumption of $75,000 in liabilities. Double J develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. Double J controls the copyrights to more than 250 country songs, three of which reached No. 1 on the country music charts during the past year, including the Country Music Association and Academy of Country Music's Song of the Year CHECK YES OR NO performed by George Strait.

     On November 12, 1996, the Company purchased from Private, Inc., a subsidiary of BMG, for $3,063,000 in cash, a 50% interest in the HOB Joint Venture. The HOB Joint Venture was formed to develop and produce recordings featuring Blues, Gospel and other music formats under the "House of Blues" label. Artists on the House of Blues record label include Cissy Houston and Blind Boys of Alabama, each of whom received a Grammy Award in 1997 and 1996, respectively, and The Blues Brothers, featuring Dan Aykroyd and Jim Belushi.

     Effective January 1, 1997, the Company acquired substantially all of the assets of Intersound for $24,000,000 in cash, $5,000,000 in convertible promissory notes and the assumption of certain liabilities for a total purchase price of $41,000,000 (the "Intersound Acquisition"). The Company and its subsidiaries entered into a credit facility with Bank of Montreal, individually and as agent for certain banks, in order to finance the cash portion of the Intersound consideration, to refinance certain bank debt incurred by Intersound and to pay fees and expenses associated with the transaction (the "New Credit Facility"). The New Credit Facility matures on October 31, 1997.
As of August 29, 1997, the amount outstanding under the New Credit Facility was approximately $35,000,000.

PENDING ACQUISITION.      On March 3, 1997, the Company entered into a
definitive purchase and sale agreement with K-tel International, Inc. ("K-tel"), a leading marketer and distributor of compilation driven music (the "K-tel Agreement"), pursuant to which the Company may acquire K-tel's worldwide music business assets, except for K-tel's music business in Europe and the former Soviet Union, through the purchase of the stock of two of K-tel's wholly owned subsidiaries, K-tel International (USA), Inc. and Dominion Entertainment, Inc. (the "K-tel Acquisition"). The purchase price for the K-tel Acquisition is $35 million subject to certain adjustments. Subject to satisfaction of the closing conditions specified in the K-tel Agreement, including the Company obtaining financing for the transaction, the K-tel Acquisition is expected to close prior to October 31, 1997. Pursuant to the K-tel Agreement, the Company deposited $1,750,000 in escrow which will be applied to the purchase price or paid to K-tel in the event the transaction is not consummated under certain circumstances, including the failure of the Company to obtain financing for the transaction.

     To date, the Company has not secured the necessary equity financing for the K-tel Acquisition. There can be no assurance that bank financing or other necessary financing will be obtained or that the K-tel Acquisition will be consummated.

MARKETS
     GOSPEL

     The Company owns a catalog of master recordings of some of the best selling Gospel music acts of all time. These acts include The Winans, Andrae Crouch and Walter Hawkins. A significant portion of this catalog was acquired by the Company in 1993 from Lexicon Music, Inc. Consistent with its belief that Gospel music sales are artist-driven rather than "hit" driven, the Company has acquired, and continues to pursue the acquisition of, master recordings of established Gospel artists who have a history of stable base sales. In addition, the Company has signed established artists, typically artists with a ministry, for modest advances to produce new recordings. The Company also has an exclusive contract with the National Baptist Convention USA, Inc., which has
8.5 million members, to record live gospel music on behalf of the religious denomination for commercial distribution. Intersound also has a leadership position in Gospel music. During 1995, Intersound released Gospel artist William Becton's BROKEN album, which achieved number one status in the BILLBOARD Gospel rankings. With its acquisition of Intersound, the Company increased its catalog of Gospel recordings and expanded its artist roster to include artists such as Candi Staton, the Mighty Clouds of Joy, DeLeon Richards and Vicki Winans.

     ADULT CONTEMPORARY

     In 1993, the Company expanded its music offerings to include Adult Contemporary music with the signing of Peter Cetera, formerly the lead singer of the rock group Chicago and an established solo artist. Mr. Cetera's first album by the Company was released in July 1995 and was titled ONE CLEAR VOICE. His second album, titled YOUR THE INSPIRATION (A COLLECTION), includes both new songs and re-recordings of some of Chicago's former No. 1 hits. Since the Company's release of YOUR THE INSPIRATION (A COLLECTION) in May 1997, it has charted as one of BILLBOARD'S top 200 albums for 10 weeks in a row and the first single off the album, DO YOU LOVE ME THAT MUCH, has reached No. 6 in BILLBOARD'S adult contemporary rankings.

     In addition, the Company has relationships with other established Adult Contemporary artists including The Beach Boys, The Alan Parsons Project and Kansas. These artists, along with Peter Cetera, not only provide the Company with the ability to produce and market artist-driven records with more predictable sales, but also, based on the artists' past sales and established fan base, have the potential to produce a record that charts in the "top ten." The Company believes that its association with these artists will increase its ability to sign other established artists. According to R&R magazine, the Company's River North label was the tenth largest adult contemporary label for 1996.

     BLUES

     The Company produces and markets compilations of Blues recordings, primarily with music licensed from other companies and signs established artists. The Company has successfully produced and marketed compilations of Blues recordings featuring a variety of artists titled ESSENTIAL BLUES, VOLUME I, ESSENTIAL BLUES, VOLUME II, ESSENTIAL WOMEN IN BLUES, BLUES DOWN
DEEP: A TRIBUTE TO JANIS JOPLIN, and various other compilation albums under its LIVING IN THE HOUSE OF BLUES series, which are the products of the HOB Joint Venture. The Company's Blues releases have charted in the Top 15 on the Blues Chart published by BILLBOARD magazine, including BLUES BROTHERS AND FRIENDS, LIVE FROM CHICAGO'S HOUSE OF BLUES which has charted in the Top 10 every week since its release in May 1997. During fiscal 1998, the Company also plans to release new recordings by The Blues Brothers, featuring Dan Aykroyd and Jim Belushi, and Otis Rush and a tribute album to the Rolling Stones.

     COUNTRY

     During the Company's fiscal year ended May 31, 1995, the Company established its Country music operations in Nashville, Tennessee.
Originally, the Company targeted established or up and coming country artists, who are heavily dependent on costly radio promotion for their sales. In 1996 and 1997, the Company shifted its strategy for its country music operations to sign only country artists with an established fan base, thereby eliminating high radio promotion expenses. During fiscal 1997, the Company released THE GIRL NEXT DOOR, the debut album by Crystal Bernard (a songwriter and actress who stared on NBC's WINGS and the co-host of the 32nd Annual Academy of Country Music Awards). Also on the Company's artist roster are country artists Holly Dunn and Ronna Reeves, both who have been installed on the Country Music Foundation's Walkway of Stars.

     With the acquisition of Intersound the Company was able to expand on its focus on predictable sales with Intersound's "Classic Country" concept which produces "Latest and Greatest" releases for classic country acts. The addition of Intersound also expanded the Company's artist roster to include country acts such as The Bellamy Brothers, Exile, Dan Seals, Crystal Gayle and Eddie Rabbitt.

     Through the Intersound Acquisition, the Company has added the following music genres to its current repertoire:

     CLASSICAL/THEMED PRODUCTIONS

     Through the Intersound Acquisition, the Company acquired one of the industry's leading creators of classical and theme-based products, which are recordings arranged around a specific theme and often targeted to a specific demographic audience. Intersound develops themed products through new recordings and by using its existing catalog to release titles in a new format. Intersound's theme-based products range from the music of Hollywood and Broadway to recordings with established artists like Peter Nero, Doc Severinsen, and Dizzy Gillespie. Intersound also creates classical music releases based on concepts such as "Opera for Orchestra" or a collection of certain works of Beethoven. Other themed music releases produced and marketed by the Company include "Best of" decades or genre music, music for various party themes, music from favorite TV shows and holiday music with Christmas or other holiday selections. Intersound has significant experience in developing packaging and promoting themed products. These theme-based releases have been highly successful, with six releases having been certified gold by the RIAA in 1995.
In addition, at the end of fiscal 1997, Intersound's label had two albums simultaneously ranked as No. 1 in BILLBOARD -- The Taliesen Orchestra's ORNICO
FLOW:  THE MUSIC OF ENYA on the Classical Crossover chart and ROMANCE AND
ROSES on the Classical Budget chart.

     URBAN/DANCE MUSIC

     Intersound's Urban music division focuses on several specialty niches including classic rhythm and blues ("R&B"), dance and bass music. In classic R&B, Intersound employs an experienced staff that is well versed in radio and other promotions for this musical genre. Management believes that Intersound can increase its classic R&B offerings by signing and producing new recordings from established artists such as Cameo, Confunkshun and The Gap Band. Intersound also focuses on R&B music from the '60s, '70s and early '80s. The Company also entered into an agreement with nonviolence rap artist Trapp to release his album STOP THE GUNFIGHT, which includes two tracks featuring the late rap artists Tupac Shakur and Notorious B.I.G. This album was released in late April 1997 and reached No. 2 on BILLBOARD'S Heatseekers chart along with BOOTY MIX 2: THE NEXT BOUNCE which ranked No. 96 on BILLBOARD'S top 200 Best Selling Album chart.

DISTRIBUTION, SALES AND PROMOTION
     The Company distributes its products through a multi-channel system comprised of (i) PolyGram domestically; (ii) Platinum Christian Distribution division to the Christian retail market and (iii) under the Intersound label through the Company's direct sales force. The Company primarily distributes internationally by means of licensing arrangements. The Company has had an exclusive domestic retail distribution agreement with PolyGram since 1993. The Company's Christian distribution company, Platinum Christian Distribution, distributes the Company's Christian music products as well as recorded music for artists affiliated with other record companies. The following table sets forth the percentage of gross product sales by distribution channel:

                     PERCENTAGE OF TOTAL GROSS PRODUCT SALES
                             BY DISTRIBUTION CHANNEL



                                                                             FISCAL
                                                                         --------------

                                                                         1997     1996
     (1)  PolyGram                                                        46.9%   58.2%
     (2)  Intersound                                                      32.8      -
     (3)  Platinum Christian Distribution
          (to Christian bookstores)                                        9.1    23.2
     (4)  Record Clubs/Direct Sales                                       11.2    10.8
     (5)  Telemarketing                                                     -      7.8




     During fiscal 1996, Company management significantly reduced the Company's telemarketing efforts due to the increased costs of television advertising.


     The Company believes that the diversity of its distribution channels, which was established through substantial investment in fiscal 1995 and 1996 and which the Company plans to continue to pursue, will help the Company absorb shifts in audience taste and the economy, and provide the foundation for the Company's expansion into and exploitation of additional markets.

     THIRD PARTIES

     In May of 1993, the Company entered an exclusive distribution agreement (the "Distribution Agreement") with PolyGram, the largest distributor of recorded music in the world. Under the Distribution Agreement, PolyGram was appointed the exclusive distributor for the Company's records throughout the United States. PolyGram does not distribute releases on the Intersound label. In addition, the Company has retained the right to distribute its records through key-outlet sales, licenses or sales to record clubs, sales through Christian bookstore channels and other third party licenses of master recordings. The services provided by PolyGram include billing and collecting from customers, distributing promotional copies of records, coordinating and placing advertisements and undertaking retail marketing and inventory control activities. The Company is solely responsible for all costs of production and manufacture of the records including packaging, advertisement, freight and insurance and is obliged to deliver to PolyGram sufficient records to ensure adequate stock for distribution. For its services, PolyGram is entitled to a distribution fee based on sales volume to secular accounts of 15-18% of the net sales for all records distributed under the agreement, less reserves set aside against returns and credits, and a monthly fee of 2% of the aggregate credit price for copies of returned records. For sales to stores in the Christian bookstore market, the distribution fee is 12% of net sales. Fees owed by the Company to PolyGram are secured by all Company products in PolyGram's possession. The terms of the distribution agreement, initially three years, was extended to December 31, 2002.

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

     The Company primarily distributes internationally by means of licensing arrangements. The first of these arrangements began during fiscal 1996 with MCA Records, Ltd. ("MCA"). The Company has terminated its arrangement with MCA and entered into international licensing arrangements on a country-by-country basis. Revenues derived from the licensing of recording masters are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee.

     PLATINUM CHRISTIAN DISTRIBUTION

     Platinum Christian Distribution, an operating division of the Company, distributes the Company's Christian music products, as well as recorded music for artists affiliated with other labels, including Mercury, Motown and PolyGram into the Christian Bookstore market. Platinum Christian Distribution also distributes Christmas albums for artists including The Statler Brothers, Donna Summer and Kathy Mattea.

     INTERSOUND DISTRIBUTION AND PROMOTION

     Intersound sells many of its products through a salaried direct sales force. Customer contact is made by the Intersound sales department which is organized to cover specific regions of the country and Canada. In addition to the sales operation at the Roswell, Georgia facility, Intersound has regional sales offices located throughout the United States and Canada. Additionally, Intersound has sales personnel that cover certain specialty retail sectors, international customers and record club and catalog customers. The Company's in-house sales personnel typically provide additional sales coverage to smaller chains and independent retail stores. Internationally, Intersound sells products through overseas distributors and currently maintains relationships with ten distributors worldwide. Additionally, Intersound licenses recordings from its catalog that is included in recordings produced overseas. These sales are typically transacted title by title, and are sometimes done in a theme grouping. Intersound has licensing relationships with various companies in Europe, Asia, Australia and South America. Other key sales personnel, located primarily at the Roswell, Georgia facility, play a sales support and retail marketing role. The principal function of these individuals is to support Intersound's marketing efforts with its large retail customers.

LIBRARY
     The Company owns or controls the copyrights to over 12,000 master recordings. The Company's library was recently appraised by an independent appraiser to be worth $48.3 million. By combining selections from its library with licensed rights to certain master recordings and compositions obtained from third parties, including most major labels, the Company has been successful in creating compilation products. In addition, with the addition of the Intersound library, the Company will be able to create more themed products.

RELATIONSHIP WITH ARTISTS
     CONTRACT TERMS

     The Company seeks to contract with its artists on an exclusive basis for the marketing of their recordings in return for a royalty based on the net sales of the recordings. The Company generally seeks to obtain rights on a worldwide basis. A typical contract with an artist may provide for a number of albums to be delivered, with advances against royalties being paid upon delivery of each album, although advances are often made prior to recording. The Company generally has an option to take each album that the artist is contracted to deliver, exercisable within an agreed period of time, usually a few months following delivery of the previous album. Normally, if an option is not exercised, the artist has no obligation to deliver additional albums. Provisions in contracts with established artists vary considerably, and may, for example, require the Company to release a fixed number of albums and/or contain an option exercisable by the Company covering more than one album. The Company seeks to obtain rights to exploit product delivered by the artist for the life of the product's copyright. Under the contracts, advances are normally recoupable against royalties paid to the artist. The Company also seeks to recoup a portion of certain marketing and tour support costs, if any, against artist royalties.

     RECORDING

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


     OPTION PROGRAM

     The Company has granted and intends to continue to grant stock options to certain artists ("Artist Options") as an inducement to sign with the Company. The Company expects that these stock options will have vesting schedules tied to the achievement of identified sales and other performance milestones. The Company will evaluate the use of options on a case by case basis based on its assessment of the cost of making cash advances to the artist, the sales potential of the artist and the financial impact of granting such options.
Under current industry practice, cash advances to an artist are recouped from royalties payable to the artist from record sales. Because the Artist Options would not be subject to recoupment, the Company believes that such options will provide a valuable method of attracting, signing and retaining artists while maintaining appropriate economic incentives for the artists. In addition, the corresponding reduction in cash advances should positively impact the Company's cash flow.

PRODUCTION AND MANUFACTURING
     The Company is a full service record company with an art department that provides design and finished film for print-ready manufacturing of record cover design.

     The Company's finished music products have historically been manufactured by wholly-owned subsidiaries of PolyGram. However, through the acquisition of Intersound, the Company has found more cost effective manufacturing sources, and intends to coordinate all of its manufacturing through the Roswell, Georgia facilities. The Company does not believe that termination of the manufacturing arrangements with the PolyGram subsidiaries will have any material adverse impact on its distribution arrangements with PolyGram nor the Company's business or results of operations.

INTELLECTUAL PROPERTY
     COPYRIGHT

     The Company's recorded music business, like that of other companies involved in recorded music, primarily rests on ownership or control and exploitation of musical works and sound recordings. The Company's music products are protected under applicable domestic and international copyright laws. In addition, the Company owns or controls the copyrights to over 12,000 master recordings.

     Although circumstances vary from case to case, rights and royalties relating to a particular recording typically operate as follows: When a recording is made, copyright in that recording vests either in the recording artist (and is licensed to the recording company) or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vests either in the writer (and is licensed to music publishing company) or in the publishing company itself. Artists generally record songs that are controlled by music publishers. The rights to reproduce such songs on soundcarriers are obtained by the Company from music publishers or collection societies on their behalf. The manufacture and sale of a soundcarrier results in royalties being payable by the record company to the publishing company at industry agreed or statutory rates for the use of the composition (and the publishing company in turn pays a royalty to the writer) and by the record company to the recording artist for the use of the recording. The Company operates in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use.


     LICENSING

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

COMPETITION

     The business success of the Company depends, among other things, on the skill and creativity of the employees of the Company and on their relationships with artists. The Company faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. The Company competes directly with other record companies, including the six major international recorded music companies, which distribute Gospel, Blues, Adult Contemporary, Country, Rock, Classical and Urban music, as well as other record and music publishing companies for signing established and new artists and songwriters and acquiring music catalogs. Many of the Company's competitors have significantly longer operating histories, greater financial resources and larger music catalogs than the Company. The Company's ability to compete successfully will be largely dependent upon its ability to build upon and maintain its reputation for quality music products and to introduce music products which are accepted by consumers.

EMPLOYEES

     As of August 19, 1997, the Company employed 132 employees, of whom 40 were located in the Company's Downers Grove, Illinois facilities, 82 were located in the Company's Roswell, Georgia facilities, and 10 were located in Nashville, Tennessee. Of such employees, 76 were engaged in marketing, sales and related customer services, 29 were engaged in administration and accounting, 10 were engaged in legal, royalty and publishing services and 17 were engaged in production.

     None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers relations with its employees to be good.

SAFE HARBOR PROVISION

     This Report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1998 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, without limitation, commercial success of the Company's repertoire, charges and costs related to acquisitions, relationships with artists and producers, attraction and retention of key personnel, general economic and business conditions and enhanced competition and new competitors in the recorded music industry. In addition, the Company intends to refinance its current credit facility when it becomes due in full on October 31, 1997. If such refinancing does not occur, the consequences could be materially adverse to the Company's business, results of operations and financial position. There are no assurances that such refinancing could be obtained on terms favorable to the Company, or at all. In addition, the Company's failure to refinance its current credit facility could hamper its ability to obtain long-term bank or other financing for the K-tel Acquisition.

     The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of May 31, 1997, the Company had outstanding approximately $40 million of total debt and approximately $8 million of stockholders' equity.

     The Company's indebtedness has several important consequences, including but not limited to the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service requirements (principal and interest) on its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or for general corporate purposes may be impaired; (iii) the Company's leverage may increase its vulnerability to economic downturns and limit its ability to withstand competitive pressures; and (iv) the Company's ability to capitalize on significant business opportunities may be limited.

     The Company's ability to satisfy its existing debt obligations will depend in the near term on its ability to sell additional equity and obtain long term financing to replace its current debt, and its ability to satisfy both existing and future debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, or restructuring its indebtedness. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In addition, there can be no assurance that the Company will not increase its leverage to meet capital requirements in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 2.  FACILITIES

     The Company is headquartered in Downers Grove, Illinois. It currently leases its 11,200 square foot office facility, which lease expires February 1, 1999. This facility houses the executive office offices of the Company, as well as the management, accounting and sales staff. The Company also leases a facility in Roswell, Georgia which houses the warehouse and distribution centers, production studios, art departments and marketing and promotion operations. This facility contains 59,334 square feet in total and has a lease term expiring December 31, 1999. The Company also leases sales offices in Minneapolis, MN, Dallas, TX, Ontario, Nashville, TN, Hartford, CT and Annapolis, MD. In addition, the Company sub-leases 4,267 square feet of office space in Nashville, Tennessee, pursuant to a lease expiring October 31, 1997, that houses the promotional staff of River North Records, the staff of Double J and the administrative and sales staff of the Platinum Christian Distribution; a 3,300 square foot warehouse, located in Downers Grove, Illinois, that houses the mail order distribution operations of the Company. The Company has secured new space for its operations in Nashville described above at approximately the same cost as the current lease. Finally, the Company leases 6,142 square feet of additional space in Nashville, Tennessee, pursuant to a lease expiring November 17, 1997. This space is currently being sub-leased to a third party.

     The Company believes that its facilities are in good condition and adequate for its current operations.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not presently a party to any legal proceedings that the Company believes are material to the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.


                                     PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "PTET." The following table sets forth the high and low closing prices for fiscal 1997 since the Company's initial public offering on March 12, 1996, as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.





                                                                           Price Range of Common Stock
                                                                           ----------------------------

                                                                               High           Low
Fiscal Year Ended May 31, 1996:
     4th Quarter (from March 12, 1996 to May 31, 1996*)                         $17 3/4        $11 1/2
Fiscal Year Ended May 31, 1997:
     1st Quarter                                                                $19 1/4        $13 3/4
     2nd Quarter                                                                 16 1/4          8 1/2
     3rd Quarter                                                                  8 1/2              6
     4th Quarter                                                                      7              5





* Prior to March 12, 1996, there was no established public trading market for the Common Stock.


     At August 29, 1997, there were approximately 60 stockholders of record and 5,184,474 shares of

     Common Stock outstanding.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the Company as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended May 31, 1997, 1996 and 1995, the five months ended may 31, 1994 and the year ended December 31, 1993 listed below have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the unaudited pro forma year ended May 31, 1994 was derived from audited financial statements of the Company as of and for the five months ended May 31, 1994 and the year ended December 31, 1993.
The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes incorporated by reference herein.





                                                                                          PRO FORMA      FIVE MONTHS
                                                                 YEAR ENDED MAY 31,       YEAR ENDED       ENDED       YEAR ENDED
                                                          ------------------------------    MAY 31,        MAY 31,     DECEMBER 31,
                                                            1997       1996         1995      1994          1994          1993
                                                                                          (UNAUDITED)

                                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gross revenues (1)                                     $   42,633  $   25,489  $   15,866  $   8,929      $   4,255   $   5,489
Returns, allowances and discounts (1)                     (11,176)     (5,444)     (3,633)    (1,174)          (584)      (590)
Allowance for unrecoupable artist advances                   (855)     (2,507)     (1,128)    (1,219)          (433)    (1,361)
                                                       --------------------------------------------------------------------------

Total net revenues                                         30,602      17,538      11,105      6,536          3,238      3,538
Gross profit                                               12,812       4,236       4,204      1,235            490        576
Merger, restructuring and one-time costs (2)                3,336         -           -          -               -          -
Operating loss                                             (4,638)     (3,937)     (4,729)    (1,406)          (901)    (1,766)
Interest and other financing costs                         (4,918)       (570)       (157)       (48)           (27)       (33)
Loss from continuing operations                            (9,354)     (4,401)     (4,840)    (1,454)          (928)    (1,799)
Loss from discontinued operations                             -          (226)     (4,684)    (2,050)          (755)    (1,519)
Net loss                                                   (9,354)     (4,627)     (9,524)    (3,504)         (1,683)   (3,318)
Less-Cumulative preferred dividends (3)                                  (602)
Loss applicable to common shares                                       (5,229)


Per common share:
   Loss from continuing operations:                    $    (1.82)  $   (1.71)  $   (2.12)
   Loss from discontinued operations                           -        (0.08)      (2.05)
                                                      --------------------------------------

Net loss (4)                                           $    (1.82)  $   (1.79)  $   (4.17)
                                                      --------------------------------------
                                                      --------------------------------------


Weighted average number of common
  shares outstanding (4)                                5,136,830   2,925,987   2,284,090





(1) During the Company's normal course of business, discounts are extended to customers on product sales. The operations for the years ended May 31, 1996 and 1995 have been reclassified to conform to the financial statement presentation for the year ended May 31, 1997. Discounts for the five months ended may 31, 1994 and the year ended December 31, 1993 were insignificant.

(2) As a result of the business acquisitions completed by the Company during fiscal 1997, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-off's, warehouse closing costs and other costs. Such costs incurred approximated $1,650,000, of which $315,000 is accrued at May 31, 1997, relating primarily to severance costs and a distribution termination fee. The restructuring is expected to be completed by the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. One-time costs, totaling $1,686,000, include approximately $1,100,000 of product returns which were significantly in excess of the Company's historical returns experience due to the termination of a distribution agreement and the termination of certain customer relationships. In addition, one-time costs include write-offs of artist advances and accounts receivable in areas for which the Company has chosen to redirect its resources.

(3) Represents accrued dividends on the Company's Series A-1 Redeemable Non-Convertible Preferred Stock, which dividends were paid concurrent with the redemption of the stock during March 1996. The Company has never paid a dividend on its Common Stock.

(4) Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common and common equivalent shares issued during the 12-month period prior to the Company's March 12, 1996 initial public offering of Common Stock ("IPO") have been included in the calculation for fiscal 1996 as if they were outstanding for that period using the treasury stock method and the IPO price of $13 per share. In addition, all convertible Preferred Stock and convertible Class A Common Stock and Class B Common Stock are treated as if converted into shares of Common Stock at the date of issuance. No effect has been given to common equivalent shares issued for any other period as the effect would be antidilutive.

     A portion of the net proceeds received from the IPO during fiscal 1996 were used to retire indebtedness of the Company and redeem a portion of the Series A-1 Non-Convertible Preferred Stock. Supplemental loss per common share, adjusted to reflect the elimination of interest expense incurred on such borrowings during fiscal 1996 and the payment of mandatory preferred dividends, is $1.52 per common share for fiscal 1996.

(5)  Includes short-term debt for all periods indicated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in response to this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to this item is incorporated by reference to the Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated August 29, 1997 in the 1997 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


   The information in response to this item is incorporated by reference from the "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" section of the 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.


   The information in response to this item is incorporated by reference from the sections of the 1997 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS," "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GROWTH."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


   The information in response to this item is incorporated by reference from the section of the 1997 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


   The information in response to this item is incorporated by reference from the section of the 1997 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS."

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following Consolidated Financial Statements and Notes thereto, included in the 1997 Annual Report, are incorporated by reference:

               Report of Independent Auditors
               Consolidated Balance Sheets as of May 31, 1997 and 1996 Consolidated Statements of Operations for the Years Ended May 31,
                 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity (Net Capital
                 Deficiency) for the Years Ended May 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

     2. All financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.


     3. The following exhibits are filed with this Report or incorporated by reference as set forth below.


Exhibit
Number
-------
3.1 Third Amended and Restated Certificate of Incorporation of the Registrant is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
3.2 Amended and Restated Bylaws of the Registrant is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
4.1 Specimen stock certificate representing Common Stock is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
4.2 Amended and Restated Registration Rights Agreement is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
4.3 Amendment No. 1 to Amended and Restated Registration Rights Agreement is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
4.4 Registration Rights Agreement, dated as of January 31, 1997, between Registrant and Intersound, Inc. is herein incorporated by reference to the Registrant's Form 8-K filed with the Commission on February 18, 1997 pursuant to Section 13 of the Securities Exchange Act of 1934 (the "Intersound 8-K").
4.5 Convertible Promissory Note, dated January 31, 1997, issued by the Registrant in the principal amount of $3,125,000 is herein incorporated by reference to the Intersound 8-K.

4.6 Convertible Promissory Note, dated January 31, 1997, issued by the Registrant in the principal amount of $1,875,000 is herein incorporated by reference to the Intersound 8-K.
4.7 Warrant to Purchase Shares of Common Stock of the Registrant, dated January 31, 1997, is herein incorporated by reference to the Intersound 8-K.
10.1 Letter Agreement by and between House of Blues Records, Inc. and the Registrant, dated August 26, 1996, is herein incorporated by reference to the Registrants Form 10-Q filed with the Commission on October 14, 1996 pursuant to Section 13 of the Securities Exchange Act of 1934 (the "First Quarter 10-Q").
10.2 Asset Purchase Agreement by and between Scott Entertainment, Inc., shareholders of Scott Entertainment, Inc., as listed in the Asset Purchase Agreement, and the Registrant, dated September 19, 1996, with exhibits, is herein incorporated by reference to the First Quarter 10-Q.
10.3 Amended and Restated Platinum Entertainment, Inc. 1995 Employee Incentive Compensation Plan is herein incorporated by reference to the First Quarter 10-Q.
10.4 Agreement for Purchase of Joint Venture Interest by the Registrant from Private, Inc., dated as of November 12, 1996 is herein incorporated by reference to the Registrant's Form 8-K filed pursuant to Section 13 of the Securities Exchange Act of 1934, dated as of November 12, 1996 (the "HOB 8-K").
10.5 Disclosure Letter to Agreement for Purchase of Joint Venture Interest by Platinum Entertainment, Inc. from Private, Inc. is herein incorporated by reference to the HOB 8-K.
10.6 Assignment and Assumption of Joint Venture Interest, by and among the Registrant, Private, Inc. and Bertelsman Music Group, Inc., dated as of November 12, 1996 is herein incorporated by reference to the HOB 8-K.
10.7 Asset Purchase Agreement, by and between River North Studios, Inc. (subsidiary of the Registrant) and Intersound, Inc., dated as of November 13, 1996 is herein incorporated by reference to the Registrant's Form 10-Q filed with the Commission on January 14, 1997 pursuant to Section 13 of the Securities Exchange Act of 1934.
10.8 First Amendment to Asset Purchase Agreement, dated January 31, 1997, between River North Studios, Inc. and Intersound, Inc. is herein incorporated by reference to the Intersound 8-K.
10.9 Employment Agreement of Don Johnson, dated February 1, 1997 is herein incorporated by reference to the Intersound 8-K.
10.10 Amended and Restated Credit Agreement, dated as of January 31, 1997, among the Registrant, Bank of Montreal and the Banks who are or may become parties thereto is herein incorporated by reference to the Intersound 8-K.
10.11 Security Agreement, dated as of January 31, 1997, among the Registrant, Bank of Montreal and the Banks who are or may become parties thereto is herein incorporated by reference to the Intersound 8-K.
10.12 Security Agreement re: Intellectual Property, dated as of January 31, 1997, among the Registrant, its subsidiaries and Bank of Montreal is herein incorporated by reference to the Intersound 8-K.
10.13 Pledge Agreement, dated as of January 31, 1997, between the Registrant and Bank of Montreal is herein incorporated by reference to the Intersound 8-K.
10.14 Guaranty, dated as of January 31, 1997, made by Steven Devick is herein incorporated by reference to the Intersound 8-K.
10.15 Term Credit Note, dated January 31, 1997, issued by the Registrant in the principal amount of $25,000,000 is herein incorporated by reference to the Intersound 8-K.
10.16 Revolving Credit Note, dated January 31, 1997, issued by the Registrant in the principal amount of $10,000,000 is herein incorporated by reference to the Intersound 8-K.
10.17 Purchase and Sale Agreement, dated March 3, 1997, between Platinum Entertainment, Inc. and K-tel International, Inc. is herein incorporated by reference to the Registrant's

          Form 10-Q filed with the Commission on April 11, 1997 pursuant to
          Section 13 of the Securities Exchange Act of 1934 (the "Third Quarter 10-Q").
10.18 Earnest Money Escrow Agreement, dated March 3, 1997, among Platinum Entertainment, Inc., K-tel Entertainment, Inc. and Midwest Trust Services, Inc. is herein incorporated by reference to the Third Quarter 10-Q.
10.19 Voting Agreement, dated March 3, 1997, among Platinum Entertainment, Inc., Mr. Philip Kives, K-5 Leisure Products, Inc. and National Development Ltd. is herein incorporated by reference to the Third Quarter 10-Q.
10.20     First Amendment to Amended and Restated Credit Agreement, dated
          April 22, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
10.21     Second Amendment to Amended and Restated Credit Agreement, dated
          June 12, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
10.22     Third Amendment to Amended and Restated Credit Agreement, dated
          July 31, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
11.       Statement re computation of per share earnings.
13. 1997 Annual Report. With the exception of the information incorporated by reference into Items 7, 8 and 14(a) of this Annual Report on Form 10-K, the 1997 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.
23.       Report and Consent of Independent Auditors dated August 29, 1997.
27.       Financial Data Schedule.

(b)       Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of August, 1997.



                                             PLATINUM ENTERTAINMENT, INC.


                                             By:   /s/ STEVEN DEVICK
                                                  -----------------------
                                                       Steven Devick
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on August 29, 1997.




          SIGNATURE                               TITLE
       --------------                        ----------------

      /s/ STEVEN DEVICK                      Chairman of the Board, President and Chief
      -----------------                      Executive Officer (principal executive officer)
        Steven Devick


      /s/ DOUGLAS C. LAUX                    Chief Financial Officer (principal financial and
      -------------------                    accounting officer) and Director
       Douglas C. Laux

      /s/ MICHAEL P. CULLINANE
      --------------------                   Director
      Michael P. Cullinane

      /s/ CRAIG DUCHOSSOIS
      --------------------                   Director
      Craig Duchossois

      --------------------                   Director
      Andrew J. Filipowski

      /s/ RODNEY L. GOLDSTEIN
      -------------------                    Director
      Rodney L. Goldstein


      --------------------                   Director
      Paul L. Humenansky

      /s/ THOMAS J. SALENTINE
      --------------------                   Director
      Thomas J. Salentine

      --------------------                   Director
        Isaac Tigrett
