Form 10-K/A
period 1997-05-31
PLATINUM ENTERTAINMENT INC
filed 1997-09-29
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A
                                  Amendment No. 1 to
                                   Annual Report on
                                      FORM 10-K

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $6.875 on September 26, 1997, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $29,590,901.

    The number of shares outstanding of the registrant's Common Stock, par value $.001, as of September 26, 1997 was 5,287,038.

                         DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into this report:
        Annual Report to Stockholders for the Fiscal Year Ended May 31, 1997
                                  (Parts II and IV)

The Registrant, in order to provide the information previously indicated as being incorporated by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders, hereby amends and restates the Annual Report on Form 10-K filed August 29, 1997.

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


PENDING ACQUISITION.   On September 10, 1997, the Company terminated the
purchase and sale agreement with K-tel International, Inc. entered into March 3, 1997.

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






                                                                                            PRO FORMA
                                                                                            YEAR ENDED  FIVE MONTHS
                                                             YEAR ENDED MAY 31,               MAY 31,      ENDED      YEAR ENDED
                                                       ------------------------------          1994       MAY 31,     DECEMBER 31,
                                                          1997      1996         1995      (UNAUDITED)     1994          1993
                                                       ----------  ----------  ---------  -----------   -----------   ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gross revenues (1)                                     $   42,633  $   25,489  $   15,866  $   8,929      $   4,255   $   5,489
Returns, allowances and discounts (1)                     (11,176)     (5,444)     (3,633)    (1,174)          (584)      (590)
Allowance for unrecoupable artist advances                   (855)     (2,507)     (1,128)    (1,219)          (433)    (1,361)
                                                       --------------------------------------------------------------------------

Total net revenues                                         30,602      17,538      11,105      6,536          3,238      3,538
Gross profit                                               12,812       4,236       4,204      1,235            490        576
Merger, restructuring and one-time costs (2)                3,336         -           -          -               -          -
Operating loss                                             (4,638)     (3,937)     (4,729)    (1,406)          (901)    (1,766)
Interest and other financing costs                         (4,918)       (570)       (157)       (48)           (27)       (33)
Loss from continuing operations                            (9,354)     (4,401)     (4,840)    (1,454)          (928)    (1,799)
Loss from discontinued operations                             -          (226)     (4,684)    (2,050)          (755)    (1,519)
Net loss                                                   (9,354)     (4,627)     (9,524)    (3,504)         (1,683)   (3,318)
Less-Cumulative preferred dividends (3)                                  (602)
Loss applicable to common shares                                       (5,229)


Per common share:
   Loss from continuing operations:                    $    (1.82)  $   (1.71)  $   (2.12)
   Loss from discontinued operations                           -        (0.08)      (2.05)
                                                      --------------------------------------

Net loss (4)                                           $    (1.82)  $   (1.79)  $   (4.17)
                                                      --------------------------------------
                                                      --------------------------------------


Weighted average number of common
  shares outstanding (4)                                5,136,830   2,925,987   2,284,090





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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
    The following persons served as directors of the Company during fiscal year ending May 31, 1997 and will continue to serve as directors until their terms of office expire (as indicated below) or until their successors are elected and qualified.




                                                                                    SERVED AS
                                                                                     DIRECTOR        TERM
     NAME                        AGE         POSITION WITH COMPANY                    SINCE         EXPIRES
------------------------------    ---  -----------------------------------------    ----------     ----------
Steven Devick (1). . . . . .      45   Chairman of the Board, Chief Executive           1992          1998
                                       Officer and President
Douglas C. Laux. . . . . . .      44   Chief Financial Officer, Secretary and           1995          1999
                                       Director
Michael P. Cullinane(1)(2) .      47   Director                                         1992          1997
Craig Duchossois(1)(2) . . .      52   Director                                         1994          1998
Andrew J. Filipowski(1). . .      47   Director                                         1992          1997
Rodney L. Goldstein(1) . . .      45   Director                                         1994          1998
Paul L. Humenansky . . . . .      40   Director                                         1992          1999
Thomas J. Salentine(2) . . .      29   Director                                         1997          1999
Isaac Tigrett. . . . . . . .      48   Director                                         1995          1997


------------------

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.


    Steven Devick is a co-founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since January 1992. On January 1, 1996, Mr. Devick assumed the additional office of President. Mr. Devick is also a director of PLATINUM TECHNOLOGY, INC. (Nasdaq: PLAT), a publicly-held software company not affiliated with the Company ("PTI"), and an officer and director of several privately-held companies. See "Compensation Committee Interlocks and Insider Participation."

    Douglas C. Laux has served the Company as Chief Financial Officer and as a Director since September 1995 and as Secretary since February 1996. From October 1986 until he joined the Company, Mr. Laux was a partner in the accounting firm of Ernst & Young LLP.

    Michael P. Cullinane has been a Director of the Company since March 1992. Mr. Cullinane jointed PTI in 1988 as Senior Vice President and Chief Financial Officer. He has also served as PTI's Treasurer since 1989, as its Executive Vice President since 1994 and as a Director since 1989.

    Craig Duchossois has been a Director of the Company since April 1994. Mr. Duchossois has been President and Chief Executive Officer of Duchossois Industries, Inc., a privately-held diversified manufacturing and service organization since 1986. Mr. Duchossois also serves as Chairman of the Board of Directors of a privately-held company.

    Andrew J. Filipowski is a co-founder of the Company and has served as a Director since January 1992. Mr. Filipowski is also a co-founder of PTI and has been Chairman of the Board of Directors, President and Chief Executive Officer of PTI since its formation in April 1987. Mr. Filipowski serves as a director of Eagle River Interactive (Nasdaq: ERIV) ("Eagle River") and System Software Associates (Nasdaq: SSAX), both publicly-held companies, and as a director of several privately-held companies. See "Compensation Committee Interlocks and Insider Participation."

    Rodney L. Goldstein has been a Director of the Company since June 1994. Since 1981, Mr. Goldstein has been the managing partner of Frontenac Company ("Frontenac"). Mr. Goldstein currently serves on the boards of Eagle River and a number of privately-held companies.

    Paul L. Humenansky has been a Director of the Company since March 1992.
Mr. Humenansky is a founder and director of PTI and was appointed Chief Operations Officer of PTI in January 1993. Mr. Humenansky also served as PTI's Executive Vice President, Product Development from 1987 until 1992. Mr. Humenansky also serves on the boards of two privately-held companies.

    Thomas J. Salentine has been a director of the Company since February 1997. Mr. Salentine served as an investment analyst at Frontenac from 1993 to 1994, and returned to Frontenac in 1996 after completing a Masters of Management degree with distinction from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Salentine previously spent three years as an analyst and associate with Bear, Stearns & Co., Inc. and also worked with DreamWorks SKG.

    Isaac Tigrett has been a Director of the Company since September 1995. For the last five years, Mr. Tigrett has been involved with HOB Entertainment, Inc. ("House of Blues"), as a principal founder, Chairman and Chief Executive Officer. Mr. Tigrett was also a co-founder of the Hard Rock Cafe. See "Certain Relationships and Related Transactions."

EXECUTIVE OFFICERS

    Set forth below is a table identifying executive officers of the Company who are not identified in the tables entitled "Directors and Executive Officers of the Registrant -- Directors."


        NAME                 AGE                  POSITION
-------------------------   ---   -------------------------------------------
Thomas R. Leavens. . . .    49    Chief Operating Officer and General Counsel


     Mr. Leavens has been the General Counsel and Chief Operating Officer of the Company since September 1992. From December 1986 until he joined the Company, Mr. Leavens was a partner in the law firm McBride, Baker & Coles.

     The Board of Directors elects officers annually and such officers serve at the discretion of the Board. Each of Messrs. Devick and Laux, however, have an employment agreement with the Company. See "Executive Compensation -- Employment Agreements." There are no family relationships among any of the directors or officers of the Company.

SECTION 16(a) COMPLIANCE
     Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's officers and directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and The Nasdaq Stock Market. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that, during fiscal 1997 all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons, except that Mr. Duchossois inadvertently failed to timely report a purchase of shares of Common Stock of the Company on Form 4, Messrs. Laux and Leavens inadvertently failed to timely file a Form 5 and Mr. Salentine failed to timely file a Form 3.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides information concerning the annual and long-term compensation for services rendered to the Company during the fiscal year ended May 31, 1997 to its chief executive officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during such period (each, a "Named Executive Officer").




                                                  SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                     COMPENSATION
                                                                       AWARDS
                                                                     ------------
                                          ANNUAL COMPENSATION         SECURITIES    ALL OTHER
                                        ------------------------      UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION             SALARY ($)     BONUS ($)      OPTIONS (#)      ($)
-------------------------------------   ----------     ---------      -----------   ------------
Steven Devick. . . . . . . . . . . .      $570,263         --          200,000(1)        --
  President and Chief Executive                                        268,044(2)
  Officer (1)
Douglas C. Laux. . . . . . . . . . .       252,911         --            125,000         --
  Chief Financial Officer and
  Secretary (3)

Thomas R. Leavens. . . . . . . . . .       200,483         --             55,000         --
  Chief Operating Officer and
  General Counsel




------------------

(1) Such options were granted on February 18, 1997 in connection with an option repricing transaction. See "Compensation Committee Report on Repricing of Opions."
(2) The vesting of such options held by Mr. Devick was accelerated to February 18, 1997 in consideration of the Devick Guaranty (as hereinafter defined). See "Certain Relationships and Related Transactions."

    OPTION GRANTS IN LAST FISCAL YEAR -- The following table provides information on grants of stock options during the fiscal year ended May 31, 1997 to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during fiscal 1997.




                             INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------
                                          PERCENT OF
                           NUMBER OF        TOTAL                                           POTENTIAL REALIZABLE VALUE AT
                           SECURITIES      OPTIONS                                            ASSUMED ANNUAL RATES OF
                           UNDERLYING     GRANTED TO                                        STOCK PRICE APPRECIATION FOR
                            OPTIONS       EMPLOYEES      EXERCISE OR                                 OPTION TERM(2)
                            GRANTED       IN FISCAL      BASE PRICE      EXPIRATION        ------------------------------
NAME                         (#)(1)         YEAR           ($/SH)           DATE               5% ($)           10% ($)
----                       -----------    ----------     ----------      ----------        -----------        -----------
Devick  . . . . . . . . .  200,000(3)       53.6%           6.75          4/29/06              604,674         1,762,491
                           268,044(4)                       6.00          1/13/07            1,011,429         2,563,159

Douglas C. Laux . . . . .  125,000(5)       14.3%           6.00          1/13/07              354,641         1,033,701

Thomas R. Leavens. . . .    55,000(5)        6.3%           6.00          1/13/07              207,535           525,935


------------------

(1) Each of these options was granted pursuant to the Employee Incentive Compensation Plan and is subject to the terms of such plan. All options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant as determined by the Compensation Committee of the Board of Directors of the Company.
(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term of ten years. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection for future increases in the price of its Common Stock.
(3) Such options were granted on February 18, 1997 in connection with an option repricing transaction and vested in full on such date. See "Compensation Committee Report on Repricing of Options."
(4) The vesting of such options held by Mr. Devick was accelerated to February 18, 1997 in consideration of the Devick Guaranty. See "Certain Relationships and Related Transactions."
(5) One-third of these options become exercisable annually beginning 1/13/98.

    FISCAL YEAR-END OPTION VALUES -- The following table sets forth for the Named Executive Officers information concerning the value of unexercised stock options at May 31, 1997. No stock options were exercised during the fiscal year ended May 31, 1997.



                                 NUMBER OF SHARES UNDERLYING            VALUE OF UNEXERCISED IN-THE-
                                UNEXERCISED OPTIONS AT FISCAL          MONEY OPTIONS AT FISCAL YEAR-
                                        YEAR-END (#)                          END (1)($)
                              --------------------------------    ------------------------------------
NAME                              EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
----                          --------------------------------    ------------------------------------
Steven Devick. . . . . .                       676,344/676,344                              ---/---
Douglas C. Laux. . . . .                        65,100/216,200                              ---/---(2)
Thomas R. Leavens. . . .                         53,333/81,667                          125,000/---


------------------

(1) The value per option is calculated by subtracting the exercise price from the closing price of the Common Stock on the Nasdaq National Market on May 31, 1997 of $5.625 per share.
(2) Upon exercise of certain of these options (exercisable for 39,000 shares of Common Stock at an exercise price of $6.00 per share), Mr. Laux will receive a cash bonus equal to the exercise price.

EMPLOYMENT AGREEMENTS
    As of May 31, 1997 the Company was a party to the following employment agreements:

    The Company entered into an employment agreement with Douglas C. Laux, pursuant to which Mr. Laux became the Chief Financial Officer of the Company effective September 11, 1995. Mr. Laux's employment agreement provides for an annual base salary of $250,000. In addition, Mr. Laux was granted options to purchase 39,000 shares of Common Stock at an exercise price of $6.00 per share of Common Stock, with options for 13,000 shares becoming exercisable on each of July 25, 1996, 1997 and 1998. The agreement further provides that upon the exercise by Mr. Laux of any of such options, he will be entitled to receive a cash bonus equal to the exercise price. The term of Mr. Laux's employment agreement is three years.

    On January 31, 1997, the Company entered into an employment agreement with Steven Devick, for the position of President and Chief Executive Officer of the Company. The term of Mr. Devick's employment with the Company is from January 31, 1997 until the Company repays in full the debt outstanding under the New Credit Facility (as hereinafter defined). See "Certain Relationships and Related Transactions." The agreement provides for an annual base salary of $575,000 plus an annual bonus in the amount of twenty-five percent (25%) of his base salary, subject to the terms of the agreement.

    No other executive had an employment agreement with the Company as of May 31, 1997.

COMPENSATION COMMITTEE REPORT ON REPRICING OF OPTIONS
    The Compensation Committee and the Board of Directors approved and ratified the repricing of certain options to purchase Common Stock for Mr. Devick during the fiscal year ended May 31, 1997.

    The Board of Directors approved and ratified the repricing by the Company of certain options to purchase Common Stock granted to Mr. Devick in consideration of the Devick Guaranty, under the Employee Compensation Plan in fiscal 1996 on February 18, 1997 at the fair market value of the Company's Common Stock on the grant date as determined by the Compensation Committee. See "Certain Relationships and Related Transactions."

    The following table provides information on repricing of stock options granted to Mr. Devick during fiscal year ended May 31, 1997.




                                         NUMBER OF         MARKET       EXERCISE
                                         SECURITIES       PRICE OF      PRICE OF                     EXPIRATION
                                         UNDERLYING       STOCK AT      STOCK AT         NEW          DATE OF
                                          OPTIONS          TIME OF      TIME OF        EXERCISE      OPTION AT
                           DATE OF        REPRICED        REPRICING    REPRICING         PRICE        DATE OF
NAME                       REPRICING        (#)              ($)          ($)             ($)        REPRICING
----                       ---------      ---------       ---------    ---------       --------      ----------
Steven Devick . . . . . .    2/18/97       200,000            6.75        11.625         6.75          4/29/06



COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
    The Compensation Committee of the Board of Directors sets and administers the policies that govern the annual and long-term compensation of executive officers of the Company. The non-employee members of the Compensation Committee (the "Incentive Plan Committee"), based in part on recommendations by Mr. Devick, make all decisions concerning awards of stock options under the Company's stock option plans, except the non-discretionary plan for non-employee directors. Mr. Devick does not participate in the Compensation Committee's determinations with respect to his own compensation.

    COMPENSATION POLICIES TOWARD EXECUTIVE OFFICERS

    The Compensation Committee aims to provide competitive levels of compensation that relate compensation with the Company's annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. The Compensation Committee attempts to achieve these objectives through a combination of base salary, stock options, and cash bonus awards. In making its determination, the Compensation Committee utilizes outside information to obtain compensation information concerning comparable companies in the entertainment industry.

    BASE SALARY

    The base salary for Messrs. Devick and Laux is governed by the terms of their respective employment agreements with the Company. See "Executive Compensation - Employment Agreements." The base salary for fiscal 1997 reported herein for Mr. Leavens was determined by the Compensation Committee based on subjective evaluations of each individual officer's performance, the Company's performance, and a comparison to salary ranges for executives of other companies in the entertainment industry.

    INCENTIVE STOCK OPTIONS

    Stock options are granted to executive officers and other employees of the Company as a means of providing long-term incentives. The Compensation Committee believes that stock options encourage increased performance by the Company's employees, including its officers, and align the interests of the Company's employees with the interests of the Company's stockholders. Stock options were granted to Messrs. Devick, Laux and Leavens utilizing the same criteria as were used for setting base salaries. During fiscal 1997, the Company repriced certain stock options and accelerated the vesting of certain stock options held by Mr. Devick in consideration for the Devick Guaranty, and not as compensation for Mr. Devick's services. See "Certain Relationships and Related Transactions" and "Compensation Committee Report on Repricing of Options."

    CASH BONUS AWARDS

    The Compensation Committee considers on an annual basis whether to pay cash bonuses to some or all of the Company's employees, including the Company's executive officers. None of the Named Executive Officers received cash bonuses for fiscal 1997.

    CHIEF EXECUTIVE OFFICER COMPENSATION

    The Company entered into an employment agreement with Mr. Devick during fiscal 1997, prior to which Mr. Devick did not have a written agreement with the Company regarding his compensation. Pursuant to such agreement, Mr. Devick's annual base salary was set at $575,000 plus an annual bonus in the amount of twenty-five percent (25%) of his base salary. The Incentive Plan Committee granted certain stock options to Mr. Devick to recognize fully his contributions, including the successful acquisition of Intersound, Inc. by the Company on January 31, 1997, and to provide him with sufficient incentives to continue his efforts as Chief Executive Officer.

    COMPLIANCE WITH SECTION 162(m)

    The Compensation Committee currently intends for all compensation paid to the Named Executive Officers to be tax deductible to the Company pursuant to
Section 162(m) ("Section 162(m)") of the Code. Section 162(m) provides that compensation paid to the Named Executive Officers in excess of $1,000,000 cannot be deducted by the Company for Federal income tax purposes unless, in general, such compensation is performance based, is established by a committee of outside directors and is objective and the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders. Consistent with this intention, the Company submitted the Incentive Plan for stockholder approval last year, and the Compensation Committee made all stock option awards to the Named Executive Officers for 1995 pursuant to the Incentive Plan. In the future, however, the Board may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if in the Board's judgment, after considering the additional costs of not satisfying 162(m), such program is appropriate.

                                   COMPENSATION COMMITTEE
                                        Steven Devick
                                    Michael P. Cullinane
                                      Craig Duchossois
                                    Andrew J. Filipowski
                                    Rodney L. Goldstein


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
    Messrs. Devick, Cullinane, Duchossois, Filipowski and Goldstein are the members of the Company's Compensation Committee. Mr. Devick serves on the Compensation Committee of PTI, of which Mr. Filipowski is Chairman and Chief Executive Officer and Mr. Cullinane is Executive Vice President, Chief Financial Officer and Treasurer.

PERFORMANCE GRAPH

                   COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*
       AMONG PLATINUM ENTERTAINMENT, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                                   AND A PEER GROUP
                                     (in dollars)

                                       [GRAPH]

                        3/12/96   5/96     8/96     11/96     2/97     5/97
Platinum Entertainment    100      129      115       65       46       43
Peer Group                100       98       88       91       90      102
Nasdaq                    100      116      107      121      122      131

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of August 31, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Company director, (iii) each of the Named Executive Officers and (iv) all Company executive officers and directors as a group.


                                                    AMOUNT AND
                                                     NATURE OF       PERCENT
                                                    BENEFICIAL          OF
            NAME AND ADDRESS                        OWNERSHIP(1)       CLASS
-----------------------------------------------     ------------     --------
Steven Devick (2). . . . . . . . . . . . . . .        1,045,617        15.4%
Frontenac VI Limited Partnership (3) . . . . .          644,522         12.2
Goldman Sachs & Co. (4). . . . . . . . . . . .          602,306         11.4
Andrew J. Filipowski (5) . . . . . . . . . . .          554,934         10.5
The Vanguard Explorer Fund, Inc. (6) . . . . .          400,000          7.6
Wellington Management Company LLP (7). . . . .          400,000          7.6
T. Rowe Price Associates, Inc. (8) . . . . . .          350,000          6.6
Wells Fargo Bank, N.A. (9) . . . . . . . . . .          342,000          6.5
Craig Duchossois (10). . . . . . . . . . . . .          161,667          3.1
Douglas C. Laux (11) . . . . . . . . . . . . .           65,200          1.2
Thomas R. Leavens (12) . . . . . . . . . . . .           53,333          1.0
Paul L. Humenansky (10). . . . . . . . . . . .           17,667            *
Michael P. Cullinane (10). . . . . . . . . . .           17,667            *
Rodney L. Goldstein (13) . . . . . . . . . . .            7,667            *
Isaac Tigrett (14) . . . . . . . . . . . . . .            7,667            *
Thomas J. Salentine. . . . . . . . . . . . . .               --           --
All Executive Officers and Directors as a Group
(10 persons)(2)(5)(10)(11)(12)(13)(14). . . . .        1,931,419         30.8

------------------

* Less than one percent

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Includes 803,078 shares underlying stock options that are currently exercisable. The address of Mr. Devick is c/o Platinum Entertainment, Inc., 2001 Butterfield Road, Downers Grove, Illinois 60515.
(3) The address of Frontenac VI Limited Partnership is c/o Frontenac Company, 135 South LaSalle Street, Suite 3800, Chicago, Illinois 60604.
(4) Based on a 13G dated February 10, 1997, Goldman Sachs & Co., The Goldman Sachs Group, L.P. and Goldman Sachs Equity Portfolios, Inc. on behalf of GS Small Cap Equity Fund share voting and dispositive power with respect to an aggregate of 602,306 shares of Common Stock. The address for the foregoing reporting persons is 85 Broad Street, New York, NY 10004.
(5) Includes 99,067 shares held by Platinum Venture Partners. Mr. Filipowski is the President, Chief Executive Officer and a stockholder of the general partner of Platinum Venture Partners and in such capacities may be deemed to have voting and investment power with respect to shares held by this entity. Mr. Filipowski disclaims beneficial ownership of such shares. The address of Mr. Filipowski is c/o PLATINUM technology, inc., 1815 South Meyers Road, Oakbrook Terrace, Illinois 60181. Includes 7,667 shares underlying stock options that are currently exercisable.

(6) Based on a 13G dated February 10, 1997, Vanguard Explorer Fund, Inc. ("Vanguard") has sole voting power, and shared dispositive power, with respect to 400,000 shares of Common Stock. The address for Vanguard is P.O. Box 2600, Valley Forge, Pennsylvania 19482.
(7) Based on a 13G dated January 24, 1997, Wellington Management Company, LLP ("WMC"), in its capacity as investment adviser, shares dispositive power with respect to 400,000 shares of Common Stock owned of record by its clients. The address for WMC is 75 State Street, Boston, Massachusetts, 02109.
(8) Based on a 13G dated February 14, 1997. These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities.
     For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address for T. Rowe Price is 100 E. Pratt Street, Baltimore, Maryland 21202.
(9) Based on a 13G dated February 14, 1997, Wells Fargo Bank, N.A. ("Wells Fargo") has sole voting power with respect to 316,000 of the 342,000 shares listed in the table, and has shared dispositive power with respect to all shares. The address for Wells Fargo is 464 California Street, San Francisco, California 94163.
(10) Includes 11,667 shares underlying stock options that are currently exercisable.
(11) Includes 65,100 shares underlying stock options that are currently exercisable.
(12) Such 53,333 shares consist of shares underlying stock options that are currently exercisable.
(13) Includes 7,667 shares underlying stock options that are currently exercisable. Excludes 644,522 shares held by Frontenac VI Limited Partnership. Mr. Goldstein is a general partner of Frontenac Company, the general partner of Frontenac VI Limited Partnership, and in such capacity shares voting and investment power with respect to shares held by this entity.
(14) Such 6,333 shares underlie options that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


JOINT VENTURE
    The Company and House of Blues Records, Inc. ("HOB") formed the House of Blues Music Company, a joint venture between HOB and the Company ("Venture"), effective November 1, 1996. The Company invested approximately $3,100,000 for a 50% interest in the Venture. HOB contributed to the Venture a license in HOB's trademarks, logo and other intellectual property in consideration for its 50% interest in the Venture. HOB is a subsidiary of House of Blues Entertainment, Inc. Isaac Tigrett, the Chairman and Chief Executive Officer of House of Blues Entertainment, Inc., is also a director of the Company.

    The Venture develops and produces recordings and related film and video properties featuring primarily Blues and Gospel music. The Venture, exclusively through the Company, manufactures, distributes, performs, exhibits and sells sound recordings and related audiovisual works under the "House of Blues" label. The Company distributes the Venture's products through its normal distribution channels for a fee to the Venture. During fiscal 1997, the Company recorded $48,000 representing its share of the earnings in the Venture.


DEVICK GUARANTY
    In order to fund the cash consideration for the acquisition of Intersound, Inc. the Company and its subsidiaries entered into that certain Credit Agreement, dated January 31, 1997, as amended and restated, with Bank of Montreal, individually and as agent for certain lenders, pursuant to which the lenders agreed to provide a term loan in the amount of $25,000,000 and a revolving credit facility in the amount of $10,000,000 (the "New Credit Facility"). Steven Devick, a director and officer of the Company, has personally guaranteed borrowings under the New Credit Facility up to $12,500,000 (the "Devick Guaranty"). In consideration of the Devick Guaranty, the Company repriced certain stock options and accelerated the vesting of certain options held by Mr. Devick. See "Compensation Committee Report on Repricing of Options."

    The Company has adopted a policy that all future transactions with affiliated entities or persons will be on terms no less favorable than could be obtained from unrelated parties and all future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Company's independent directors.


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


Exhibit
Number
-------

3.1 * Third Amended and Restated Certificate of Incorporation of the Registrant is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
3.2 * Amended and Restated Bylaws of the Registrant is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
4.1 * Specimen stock certificate representing Common Stock is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
4.2 *    Amended and Restated Registration Rights Agreement is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
4.3 * Amendment No. 1 to Amended and Restated Registration Rights Agreement is herein incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-80357) dated March 11, 1996.
4.4 * Registration Rights Agreement, dated as of January 31, 1997, between Registrant and Intersound, Inc. is herein incorporated by reference to the Registrant's Form 8-K filed with the Commission on February 18, 1997 pursuant to Section 13 of the Securities Exchange Act of 1934 (the "Intersound 8-K").
4.5 * Convertible Promissory Note, dated January 31, 1997, issued by the Registrant in the principal amount of $3,125,000 is herein incorporated by reference to the Intersound 8-K.

4.6 * Convertible Promissory Note, dated January 31, 1997, issued by the Registrant in the principal amount of $1,875,000 is herein incorporated by reference to the Intersound 8-K.
4.7 * Warrant to Purchase Shares of Common Stock of the Registrant, dated January 31, 1997, is herein incorporated by reference to the Intersound 8-K.
10.1* Letter Agreement by and between House of Blues Records, Inc. and the Registrant, dated August 26, 1996, is herein incorporated by reference to the Registrants Form 10-Q filed with the Commission on October 14, 1996 pursuant to Section 13 of the Securities Exchange Act of 1934 (the "First Quarter 10-Q").
10.2* Asset Purchase Agreement by and between Scott Entertainment, Inc., shareholders of Scott Entertainment, Inc., as listed in the Asset Purchase Agreement, and the Registrant, dated September 19, 1996, with exhibits, is herein incorporated by reference to the First Quarter 10-Q.
10.3* Amended and Restated Platinum Entertainment, Inc. 1995 Employee Incentive Compensation Plan is herein incorporated by reference to the First Quarter 10-Q.
10.4* Agreement for Purchase of Joint Venture Interest by the Registrant from Private, Inc., dated as of November 12, 1996 is herein incorporated by reference to the Registrant's Form 8-K filed pursuant to Section 13 of the Securities Exchange Act of 1934, dated as of November 12, 1996 (the "HOB 8-K").
10.5* Disclosure Letter to Agreement for Purchase of Joint Venture Interest by Platinum Entertainment, Inc. from Private, Inc. is herein incorporated by reference to the HOB 8-K.
10.6* Assignment and Assumption of Joint Venture Interest, by and among the Registrant, Private, Inc. and Bertelsman Music Group, Inc., dated as of November 12, 1996 is herein incorporated by reference to the HOB 8-K.
10.7* Asset Purchase Agreement, by and between River North Studios, Inc. (subsidiary of the Registrant) and Intersound, Inc., dated as of November 13, 1996 is herein incorporated by reference to the Registrant's Form 10-Q filed with the Commission on January 14, 1997 pursuant to Section 13 of the Securities Exchange Act of 1934.
10.8* First Amendment to Asset Purchase Agreement, dated January 31, 1997, between River North Studios, Inc. and Intersound, Inc. is herein incorporated by reference to the Intersound 8-K.
10.9* Employment Agreement of Don Johnson, dated February 1, 1997 is herein incorporated by reference to the Intersound 8-K.
10.10* Amended and Restated Credit Agreement, dated as of January 31, 1997, among the Registrant, Bank of Montreal and the Banks who are or may become parties thereto is herein incorporated by reference to the Intersound 8-K.
10.11* Security Agreement, dated as of January 31, 1997, among the Registrant, Bank of Montreal and the Banks who are or may become parties thereto is herein incorporated by reference to the Intersound 8-K.
10.12* Security Agreement re: Intellectual Property, dated as of January 31, 1997, among the Registrant, its subsidiaries and Bank of Montreal is herein incorporated by reference to the Intersound 8-K.
10.13* Pledge Agreement, dated as of January 31, 1997, between the Registrant and Bank of Montreal is herein incorporated by reference to the Intersound 8-K.
10.14* Guaranty, dated as of January 31, 1997, made by Steven Devick is herein incorporated by reference to the Intersound 8-K.
10.15* Term Credit Note, dated January 31, 1997, issued by the Registrant in the principal amount of $25,000,000 is herein incorporated by reference to the Intersound 8-K.
10.16* Revolving Credit Note, dated January 31, 1997, issued by the Registrant in the principal amount of $10,000,000 is herein incorporated by reference to the Intersound 8-K.
10.17* Purchase and Sale Agreement, dated March 3, 1997, between Platinum Entertainment, Inc. and K-tel International, Inc. is herein incorporated by reference to the Registrant's

          Form 10-Q filed with the Commission on April 11, 1997 pursuant to
          Section 13 of the Securities Exchange Act of 1934 (the "Third Quarter 10-Q").
10.18* Earnest Money Escrow Agreement, dated March 3, 1997, among Platinum Entertainment, Inc., K-tel Entertainment, Inc. and Midwest Trust Services, Inc. is herein incorporated by reference to the Third Quarter 10-Q.
10.19* Voting Agreement, dated March 3, 1997, among Platinum Entertainment, Inc., Mr. Philip Kives, K-5 Leisure Products, Inc. and National Development Ltd. is herein incorporated by reference to the Third Quarter 10-Q.
10.20*    First Amendment to Amended and Restated Credit Agreement, dated
          April 22, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
10.21*    Second Amendment to Amended and Restated Credit Agreement, dated
          June 12, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
10.22*    Third Amendment to Amended and Restated Credit Agreement, dated
          July 31, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
11.*      Statement re computation of per share earnings.
13.* 1997 Annual Report. With the exception of the information incorporated by reference into Items 7, 8 and 14(a) of this Annual Report on Form 10-K, the 1997 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.
23.*      Report and Consent of Independent Auditors dated August 29, 1997.
27.*      Financial Data Schedule.

-----------------
*Previously filed


(b)       Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of September, 1997.



                                             PLATINUM ENTERTAINMENT, INC.


                                             By:   /s/ STEVEN DEVICK
                                                  -----------------------
                                                       Steven Devick
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on September 29, 1997.




          SIGNATURE                               TITLE
       --------------                        ----------------

      /s/ STEVEN DEVICK                      Chairman of the Board, President and Chief
      -----------------                      Executive Officer (principal executive officer)
        Steven Devick


      /s/ DOUGLAS C. LAUX                    Chief Financial Officer (principal financial and
      -------------------                    accounting officer) and Director
       Douglas C. Laux

      /s/ MICHAEL P. CULLINANE
      --------------------                   Director
      Michael P. Cullinane


      --------------------                   Director
      Craig Duchossois

      --------------------                   Director
      Andrew J. Filipowski


      -------------------                    Director
      Rodney L. Goldstein


      --------------------                   Director
      Paul L. Humenansky

      /s/ THOMAS J. SALENTINE
      --------------------                   Director
      Thomas J. Salentine

      --------------------                   Director
        Isaac Tigrett
