Form 10-Q
period 1997-08-31
PLATINUM ENTERTAINMENT INC
filed 1997-10-15
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended August 31, 1997

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

                                         Yes     X           No
                                              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

5,274,403 Shares of Common Stock, par value $.001 per share, at October 14, 1997

                             PLATINUM ENTERTAINMENT, INC.
                                      FORM 10-Q
                    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997
                                  TABLE OF CONTENTS

                                                                         Page
                                                                         -----

                            Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of August 31, 1997 (Unaudited)
         and May 31, 1997. . . . . . . . . . . . . . . . . . . . . . .    3-4

         Consolidated Statements of Operations for the three months
         ended August 31, 1997 and 1996 (Unaudited). . . . . . . . . .    5


         Consolidated Statements of Cash Flows for the three months
         ended August 31, 1997 and 1996 (Unaudited). . . . . . . . . .    6

         Notes to Unaudited Consolidation Financial Statements . . . .    7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .    9-17

                             Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .    17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .    17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

                                                         AUGUST 31,    MAY 31,
                                                            1997        1997

                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash                                                   $       8  $      53
   Cash in escrow                                             1,750      1,750
   Accounts receivable, less allowances of
    $2,982 and $3,291, respectively                          13,778     15,034
   Artist advances                                            2,705      2,444
   Inventories, less allowances of $705
    and $350, respectively                                    5,685      5,416
   Notes receivable                                              50         50
   Other                                                        264      1,018
                                                         ----------------------
Total current assets                                         24,240     25,765

Artist advances, net of current amounts, less
   allowances of $9,886 and $9,745, respectively              3,442      2,297
Equipment and leasehold improvements, net                     1,123      1,185
Music catalog, less accumulated amortization of
   $523 and $327, respectively                               19,081     19,277
Music publishing rights, less accumulated amortization
   of $255 and $203, respectively                             3,572      3,624
Goodwill, less accumulated amortization of $184 and
   $97, respectively                                          6,714      6,001
Equity investment in joint venture                            3,169      3,154
Other                                                         1,100      1,001
                                                          ---------------------
Total assets                                             $   62,441  $  62,304
                                                          ---------------------
                                                          ---------------------

                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           AUGUST 31,  MAY 31,
                                                             1997       1997
                                                         (UNAUDITED)
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Revolving line of credit                            $  10,000  $   9,706
      Term loan                                              25,000     25,000
      Accounts payable                                        6,150      4,038
      Accrued liabilities and other                           1,997      2,521
      Reserve for future returns                              2,710      2,660
      Royalties payable                                       5,866      5,513
                                                          ---------------------
   Total current liabilities                                 51,723     49,438

   Convertible subordinated debentures                        5,000      5,000


   Stockholders' equity:
   Preferred Stock:
      Preferred Stock ($.001 par value); 10,000,000 shares
      authorized, no shares issued and outstanding
      at August 31 and May 31, 1997, respectively               -          -
   Common Stock:
      Common Stock ($.001 par value); 40,000,000 shares
      authorized, 5,184,474 shares issued and outstanding
      at August 31, 1997 and 5,171,439 shares issued and
      outstanding at May 31, 1997, respectively                   5          5
   Additional paid-in capital                                37,261     37,261
   Accumulated deficit                                      (31,548)   (29,400)
                                                          ---------------------
   Stockholders' equity                                       5,718      7,866
                                                          ---------------------
   Total liabilities and stockholders' equity             $  62,441  $  62,304
                                                          ---------------------
                                                          ---------------------

                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        QUARTER ENDED AUGUST 31
                                                        -----------------------
                                                            1997       1996
                                                                (UNAUDITED)

     Gross product sales                                 $  11,478    $  5,647
     Less: Returns and allowances                           (3,017)     (1,073)
     Less: Discounts                                          (604)       (444)
                                                        -----------------------
     Net product sales                                       7,857       4,130
     Cost of product sales                                   3,526       2,416
                                                        -----------------------
                                                             4,331       1,714

     Gross artist project revenues                           1,290       1,180
     Less:  Allowance for unrecoupable artist advances        (143)       (150)
                                                        -----------------------
     Net artist project revenues                             1,147       1,030
     Licensing, publishing and other revenues                  669         141
                                                        -----------------------
     Net artist project and other revenues                   1,816       1,171
     Cost of artist project and other revenues               1,222       1,229
                                                        -----------------------
                                                               594         (58)
                                                        -----------------------
     Gross profit                                            4,925       1,656
     Other operating expenses:
       Selling, general and administrative                   3,964       2,304
       Merger, restructuring and one-time costs              1,001        -
       Depreciation and amortization                           485          70
                                                        -----------------------
                                                             5,450       2,374
                                                        -----------------------
     Operating loss                                           (525)       (718)
     Interest income                                            21          90
     Interest expense                                       (1,209)         (3)
     Other financing costs                                    (450)       -
     Equity gain                                                15        -
                                                        -----------------------
     Net loss                                            $  (2,148)  $    (631)
                                                        -----------------------
                                                        -----------------------

     Per common share                                    $   (0.42)  $   (0.12)

     Weighted average number of common
     shares outstanding                                  5,174,734   5,063,204

                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT,INC.
CONSOLIDATION STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                        QUARTER ENDED AUGUST 31
                                                        -----------------------
                                                              1997        1996
                                                                 (UNAUDITED)

OPERATING ACTIVITIES
Net loss                                                 $  (2,148)  $    (631)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Charge to provision for future returns                    -            10
     Charge to provision for co-op advertising                  91         -
     Charge to provision for unrecoupable artist balances      141         150
     Depreciation and amortization                             485          70
     Equity gain from joint venture                            (15)        -
Changes in operating assets and liabilities:
     Accounts receivable                                     1,165      (1,704)
     Inventories                                              (669)       (782)
     Notes receivable                                          -           878
     Artist advances                                        (1,547)     (1,228)
     Accounts payable                                        2,112         154
     Accrued liabilities and other                            (524)       (581)
     Reserve for future returns                               (350)        -
     Royalties payable                                         353         841
     Other                                                    (175)       (199)
                                                        -----------------------
Net cash used in operating activities                       (1,081)     (3,022)

INVESTING ACTIVITIES
     Write-off of acquisition costs                            775         -
Purchases of equipment and leasehold improvements              (33)        (90)
                                                        -----------------------
Net cash provided by (used in) investing activities            742         (90)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                         294         -
                                                        -----------------------
Net cash provided by financing activities                      294         -
                                                        -----------------------

Net decrease in cash                                           (45)     (3,112)
Cash, beginning of quarter                                      53       8,222
                                                        -----------------------
Cash, end of quarter                                     $       8   $   5,110
                                                        -----------------------
                                                        -----------------------

                    See accompanying notes to financial statements

                             PLATINUM ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("Commission") regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 1997 of Platinum Entertainment, Inc. ("Company") included in the Annual Report on Form 10-K. The interim results presented are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

2.   NET LOSS PER COMMON SHARE

     Net loss per common share is computed based upon the weighted average number of common shares outstanding.

3.   DEBT

     Convertible debentures in the aggregate principal amount of $5,000 that were issued to Intersound in connection with the Intersound Acquisition on January 31, 1997, mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (6.98% at August 31, 1997) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the debentures.

     On January 31, 1997, the Company entered a Credit Agreement with Bank of Montreal ("BMO"), individually and as agent, to provide a 90-day term loan in the amount of $25,000 and a 90-day revolving credit facility in the amount of $10,000 (the "Existing Credit Facility"). The Existing Credit Facility was extended through October 31, 1997. Financing costs associated with the Existing Credit Facility from January 31, 1997 through August 31, 1997 approximate 8% of the total facility. The interest incurred on the Existing Credit Facility was originally LIBOR plus 6% and was increased to LIBOR plus 9% effective August 1, 1997. The Existing Credit Facility is secured by substantially all of the Company's assets. As of the date of this filing, no additional funds are available under the revolving credit facility. The Existing Credit Facility contains financial and other covenants applicable to the Company. The Existing Credit Facility is personally guaranteed for up to $12,500 by an officer and director of the Company.

     The Company has obtained a commitment from a bank to provide a $30,000 credit facility (the "Proposed Credit Facility"). The closing of the Proposed Credit Facility is subject to negotiation of definitive documentation, including customary closing conditions, and is contingent upon the Company raising at least $10,000 in equity. Under the terms of the Proposed Credit Facility, the Company will have available a three year $20,000 term loan, due in quarterly installments and bearing interest at the bank's base rate plus 1.0% per annum, and a $10,000 revolving line of credit, due in three years and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum. Borrowings under the revolving line of credit are limited to the Borrowing Base, which is based upon eligible accounts receivable and inventory, as defined. The Proposed Credit Facility will be secured by substantially all of the Company's assets.

                             PLATINUM ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.   DEBT (CONTINUED)

     The Company has entered into an Investment Agreement dated October 12, 1997 with certain parties (the "Purchasers") whereby the Company has agreed to issue and sell to the Purchasers, and the Purchasers have agreed to purchase from the Company, for aggregate consideration of $20,000, 20,000 shares of Preferred Stock and Warrants to purchase 3,600,000 shares of Common Stock (collectively, the "Preferred Stock with Warrants Issuance"). The closing of the Preferred Stock with Warrants Issuance is subject to a number of closing conditions, including without limitation (i) approval by the Company's stockholders of the Preferred Stock with Warrants Issuance, (ii) execution of the Proposed Credit Facility, (iii) satisfactory completion by the Purchasers of their due diligence review of the Company and (iv) other customary closing conditions. The Preferred Stock will accrue dividends quarterly at an annual rate of 12.0% for the first year, 14.0% for the second year, 16.0% for the third year, 18.0% for the fourth and fifth years and 20% at all times thereafter, of the purchase price paid by the Purchasers, in preference to any dividends on any other class of capital stock. The Preferred Stock will be redeemable by the Company at any time at a price equal to the purchase price paid by the Purchasers thereof plus accrued and unpaid dividends. The Preferred Stock will be convertible, commencing two years from the date of issue, into shares of Common Stock at a price per share of $6.60. The Common Stock underlying the Warrants may be purchased at an exercise price per share of $6.60.

     The Company intends to repay the Existing Credit Facility with the net proceeds from the Preferred Stock with Warrants Issuance and the Proposed Credit Facility, or a combination of such. The Company has obtained a commitment from a bank to provide the Proposed Credit Facility, contingent upon the Company raising at least $10,000 in equity. If the Preferred Stock with Warrants Issuance, the Proposed Credit Facility or other method of refinancing does not occur, the consequences would be materially adverse to the Company's business, results of operations and financial position. While the Company would pursue alternative methods to refinance the Existing Credit Facility, there are no assurances that such financing could be obtained on terms favorable to the Company, or at all.

     On July 30, 1997, the Company's stockholders approved the issuance of up to $40,000 of convertible preferred stock on the terms described in the proxy statement mailed to stockholders on July 8, 1997. At the time of such proposal, the Company intended to use the proceeds of such issuance to repay the Existing Credit Facility and to obtain a bank credit facility in the amount of $40,000 to finance the then-contemplated acquisition by the Company of the music business of K-tel (as hereinafter defined). Since such time, the Company has terminated its agreement with K-tel, as described in the Company's Current Report on Form 8-K filed with the Commission on
September 10, 1997. The Board of Directors has determined, in light of the Company's revised financing requirements, that the Preferred Stock with Warrants Issuance is in the best interests of the Company and its stockholders. Accordingly, the Board does not currently intend to complete the $40,000 preferred stock issuance on the terms previously approved and is soliciting stockholder approval of the Preferred Stock with Warrants Issuance.

4.   MERGER, RESTRUCTURING AND ONE-TIME COSTS

     As a result of the Intersound Acquisition, the Company incurred significant costs to merge and restructure its business with Intersound. Such merger and restructuring cost include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs and were primarily expensed during fiscal 1997; $240 remains accrued at August 31, 1997. The restructuring is expected to be completed by the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. One-time costs for the three months ended August 31, 1997 include approximately $155 of product returns which were significantly in excess of the Company's historical returns experience due to the termination of a distribution agreement. The shift in third-party fulfillment of Platinum Christian Distribution was not fully implemented until September 1, 1997, resulting in negligible revenues for this distribution channel during the current fiscal quarter. In addition, one-time costs for the three months ended August 31, 1997 include $775 of legal, accounting, and other incremental costs incurred by the Company associated with the Acquisition of K-tel. Such transaction was terminated by the Company. See "Subsequent Event" below.

5.   RECLASSIFICATIONS

     Certain amounts in the three months ended August 31, 1996 consolidated statements of operations have been reclassified to conform with the three months ended August 31, 1997 presentation.

6.   SUBSEQUENT EVENT

     On March 3, 1997, the Company and K-tel International, Inc. ("K-tel") signed a purchase and sale agreement (the "K-tel Agreement") pursuant to which the Company agreed to acquire K-tel's worldwide music business assets, except for K-tel's European and former Soviet Union music business, through the purchase of the stock of K-tel International (USA), Inc. and Dominion Music, Inc., both wholly-owned subsidiaries of K-tel ("the K-tel Acquisition"). The Company deposited $1,750 in escrow in accordance with the K-tel Agreement which is included in current assets at August 31, 1997. On September 10, 1997, the Company terminated the K-tel Agreement due to K-tel's breaches of the K-tel Agreement. Both the Company and K-tel have filed claim to the escrowed amount. The outcome of such claims is uncertain.

     See also Note 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere in this filing.

OVERVIEW

          The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical genres. The Company currently produces music in the Gospel, Classical/Themed, Adult Contemporary, Country, Blues and Urban/Dance genres, primarily under its CGI Records, Intersound Classical, River North Records, Intersound Country, House of Blues and Intersound Urban labels. The Company's products include new releases, typically by artists established in a particular format, as well as compilations and repackagings of previously recorded music that enable the Company to exploit its catalog of master recordings.

          In connection with the Intersound Acquisition, the Company obtained a credit facility totaling $35,000,000 which matures in full on October 31, 1997 ("Existing Credit Facility"). The Company intends to repay the Existing Credit Facility with the net proceeds of the Preferred Stock with Warrants Issuance and the Proposed Credit Facility - as hereinafter defined - see "Capital Resources" below.

          As a result of the Intersound Acquisition, the Company incurred significant costs to merge and restructure its business with Intersound.
Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs and were primarily expensed during fiscal 1997; $240,000 remains accrued at August 31, 1997. The restructuring is expected to be completed by the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. One-time costs for the three months ended August 31, 1997 include approximately $155,000 of product returns which were significantly in excess of the Company's historical returns experience due to the termination of a distribution agreement. The shift in third-party fulfillment of Platinum Christian Distribution was not fully implemented until September 1, 1997, resulting in negligible revenues for this distribution channel during the current fiscal quarter. In addition, one-time costs for the three months ended August 31, 1997 include $775,000 of legal, accounting, and other incremental costs incurred by the Company associated with the Acquisition of K-tel. Such transaction was terminated by the Company. See "Significant Matters" below.

          The Company records revenues for music products when such products are shipped to retailers. In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for future returns is based upon its historical returns, SOUNDSCAN data and the return rate of the Company's primary distributor, PolyGram Group Distribution, Inc. ("PGD").

          A significant recurring funding requirement of the Company is for artist and repertoire ("A&R") expenses, which include recording costs and advances to artists. The Company makes substantial payments each period for recording costs and advances in order to maintain and enhance its artist roster. These costs are recouped from the artists' royalties, to the extent possible, from future album sales. Artist advances are capitalized as an asset when the current popularity and past performance of the artist provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist.

          The Company primarily distributes internationally by means of licensing arrangements. The first of these arrangements began during fiscal 1996 with MCA Records, Ltd. ("MCA"). The Company terminated this arrangement during the current fiscal quarter and has entered international licensing arrangements on a country-by-country basis. Revenues derived from the licensing of recorded masters are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee.

RESULTS OF OPERATIONS

          The following table sets forth, as a percentage of gross revenues, certain items which are included in the Company's statements of operations for the fiscal periods reflected below. Operating results for any period are not necessarily indicative of results for any future periods.



                                                   QUARTER ENDED AUGUST 31
                                    ------------------------------------------------------
                                      1997                            1996
                                    ------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)

Total gross revenues . . . . . . .    $13,437      100.0%              $6,968       100.0%

Less:  Returns and allowances. . .     (3,017)     -22.5%              (1,073)      -15.4%
Less:  Discounts . . . . . . . . .       (604)      -4.5%                (444)       -6.4%
Less: Allowances for
  unrecoupable
  artist advances. . . . . . . . .       (143)      -1.1%                (150)       -2.2%
                                      ---------                       ---------

Total net revenues . . . . . . . .      9,673       71.9%               5,301        76.0%
Cost of product sales. . . . . . .      3,526       26.2%               2,416        34.7%
Cost of artist projects
  and other revenues . . . . . . .      1,222        9.1%               1,229        17.6%
                                      ---------                       ---------
Total cost of sales and
  services . . . . . . . . . . . .      4,748       35.3%               3,645        52.3%
                                      ---------                       ---------
Gross profit . . . . . . . . . . .      4,925       36.6%               1,656        23.7%

Other operating expenses:
Selling, general and
  administrative expenses. . . . .      3,964       29.5%               2,304        33.1%
Merger, restructuring and
  one-time costs . . . . . . . . .      1,001        7.4%                  -            -
Depreciation and amortization. . .        485        3.6%                  70         1.0%
                                      ---------                       ---------
Operating loss . . . . . . . . . .       (525)      -3.9%                (718)      -10.4%
Interest income. . . . . . . . . .         21        0.2%                  90         1.3%
Interest expense . . . . . . . . .     (1,209)      -9.0%                  (3)          -
Other financing costs. . . . . . .       (450)      -3.3%                  -            -
Equity gain. . . . . . . . . . . .         15        0.1%                  -            -
                                      ---------                       ---------
Net loss . . . . . . . . . . . . .    ($2,148)     -15.9%               ($631)       -9.1%
                                      ---------                       ---------
                                      ---------                       ---------


GROSS REVENUES

    Gross revenues increased $6,469,000 or 92.8% to $13,437,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. The increase related to increased revenues in all genres with the exception of Country, for which the Company experienced a decrease in incremental revenues recognized in the first quarter of the prior fiscal year from the release of The Beach Boys' STARS AND STRIPES, VOLUME I. Significant contributions to revenues in the current fiscal quarter include Vickie Winan's LIVE IN DETROIT and a compilation by various artists entitled TODAY'S GOSPEL MUSIC SAMPLER (CGI Records), The Taliesin Orchestra's ORINOCO FLOW:
THE MUSIC OF ENYA and numerous compilation releases (Intersound Classical), Peter Cetera's YOU'RE THE INSPIRATION (A COLLECTION), including the single YOU'RE THE INSPIRATION with AZ Yet (River North Records), The Blues Brothers' LIVE FROM CHICAGO'S HOUSE OF BLUES and several compilations by various artists (House of Blues), and Urban compilations by various artists
BOOTY MIX 2: THE NEXT BOUNCE and BOOTLEG BOOTY (Intersound Urban).

RETURNS AND ALLOWANCES

    Returns and allowances increased $1,944,000 or 181.2% to $3,017,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. Returns and allowances as a percentage of gross product sales, less discounts, increased to 27.7% for the current fiscal quarter from 20.6% for the comparable period of the prior fiscal year. The increase is primarily due to increased activity in the Company's direct-to-retail system which historically has experienced higher returns than the Company's third-party distributor.

DISCOUNTS

    Discounts increased $160,000 or 36.0% to $604,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year.
Discounts as a percentage of gross product sales decreased to 5.3% for the current fiscal quarter from 7.9% for the comparable period of the prior fiscal year. The decrease relates to the Company's more aggressive utilization of discount plans with retailers through third-party distribution channels compared to the Company's direct-to-retail system.

ALLOWANCE FOR UNRECOUPABLE ARTIST ADVANCES

    The allowance for unrecoupable artist advances remained relatively unchanged at $143,000 for the current fiscal quarter compared to $150,000 for the comparable period of the prior fiscal year. The allowance for unrecoupable artist advances as a percentage of artist project costs remained relatively unchanged at 11.1% for the current fiscal quarter compared to 12.7% for the comparable period of the prior fiscal year.

COST OF PRODUCT SALES

    Cost of product sales increased $1,110,000 or 45.9% to $3,526,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. Cost of product sales as a percentage of net product sales decreased to 44.9% for the current fiscal quarter from 58.5% for the comparable period of the prior fiscal year. The decreased costs are primarily a result of the lower cost of product sales associated with direct to retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.

COST OF ARTIST PROJECT AND OTHER REVENUES

    Cost of artist project and other revenues remained relatively unchanged at $1,222,000 for the current fiscal quarter compared to $1,229,000 for the comparable period of the prior fiscal. Cost of artist project and other revenues as a percentage of gross revenues decreased to 9.1% for the current fiscal quarter from 17.6% for the comparable period of the prior fiscal year primarily due to an increased revenue base and management's implementation of cost controls.

GROSS PROFIT

    Gross profit increased $3,269,000 or 197.4% to $4,925,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. As a percentage of gross revenues, gross profit increased to 36.6% for the current fiscal quarter from 23.7% for the comparable period of the prior fiscal year. The increase is primarily a result of the lower cost of product sales associated with direct to retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $1,660,000 or 72.0% to $3,964,000 for the current fiscal period compared to the comparable period of the prior fiscal year. Selling general and administrative expenses as a percentage of gross revenues decreased to 29.5% for the current fiscal quarter from 33.1% for the comparable period of the prior fiscal year. The percentage decrease relates to synergies realized from the acquisitions completed during fiscal 1997 and an increased revenue base.

MERGER, RESTRUCTURING AND ONE-TIME COSTS

    See "Overview" above for details of nonrecurring merger, restructuring and one-time costs of $1,001,000.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased to $485,000 for the current fiscal quarter from $70,000 for the comparable period of the prior fiscal year. The increase relates primarily to amortization expense resulting from approximately $30,000,000 of music catalog, music publishing rights and goodwill assets recorded from the acquisitions completed during fiscal 1997.

OPERATING LOSS

    As a result of the factors described above, an operating loss of $525,000 was experienced in the current fiscal quarter compared to $718,000 in the comparable period of the prior fiscal year.

INCOME TAXES

    No tax expense or benefit has been recorded through August 31, 1997 due to the Company's net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $22,601,000 at May 31, 1997, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the IPO in March 1996. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

INTEREST EXPENSE

    Interest expense for the current fiscal quarter totaled $1,209,000 compared to $3,000 for the comparable period of the prior fiscal year. See "Capital Resources" below for details of the Company's current debt structures.

OTHER FINANCING COSTS

    Other financing costs of $450,000 were incurred during the current fiscal quarter due to the funding of the Intersound Acquisition. These costs represent extension fees on the Existing Credit Facility. See "Capital Resources" below for details of the Company's current debt structures.

NET LOSS

    The net loss for the current fiscal quarter totaled $2,148,000 compared to $631,000 for the comparable period of the prior fiscal year. The increase relates primarily to non-recurring financing, merger, restructuring and one-time costs of $1,451,000 and interest expense of $1,209,000 related to the Intersound Acquisition, as well as a $415,000 increase in depreciation and amortization related to the acquisitions completed during fiscal 1997, offset by the increase in gross profit as discussed above.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Standards Board ("APB") Opinion No. 15, EARNINGS PER SHARE. Common stock equivalents under APB Opinion No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of diluted EPS. This Statement is effective for the Company's fiscal quarter ending February 28, 1998. The impact of SFAS 128 will not be material to the Company's financial disclosures.

    SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, establishes standards for disclosing information about an entity's capital structure. This Statement requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. This Statement is effective for the

Company's fiscal year ending May 31, 1998. The impact of SFAS 129 is not expected to materially change the Company's financial disclosures.

SEASONALITY

    The Company's results of operations are subject to seasonal variations. In accordance with industry practice, the Company records revenues for music product when such products are shipped to retailers. The Company has historically experienced a decline in revenues and operating income in its third fiscal quarter (December, January and February) due to the fact that retailers purchase products from the Company in the quarter ending November 30 in anticipation of holiday sales. As a result, sales are traditionally lower during December and the post holiday period. However, the acquisition of Intersound will help mitigate the seasonality of the third fiscal quarter in the future due to its history of new releases during January and February.

SIGNIFICANT MATTERS

    On March 3, 1997, the Company and K-tel International, Inc. ("K-tel") signed a purchase and sale agreement (the "K-tel Agreement") pursuant to which the Company agreed to acquire K-tel's worldwide music business assets, except for K-tel's European and former Soviet Union music business, through the purchase of the stock of K-tel International (USA), Inc. and Dominion Music, Inc., both wholly-owned subsidiaries of K-tel (the K-tel Acquisition"). The Company deposited $1,750,000 in escrow in accordance with the K-tel Agreement which is included in current assets at August 31, 1997. On September 10, 1997, the Company terminated the K-tel Agreement due to K-tel's breaches of the K-tel Agreement. Both the Company and K-tel have filed claim to the escrowed amount. The outcome of such claims is uncertain.

LIQUIDITY

    The Company's cash balances were $8,000 and $53,000 at August 31 and May 31, 1997, respectively. Net cash used in operating activities was $1,081,000 for the current fiscal quarter. The uses reflect net cash used to fund inventories of $669,000, artist advances of $1,547,000 and accrued liabilities and other of $524,000, attributable to releases by such artists as Peter Cetera, The Bellamy Brothers, several Urban and Blues compilations, and scheduled future releases including numerous Gospel albums, such as William Becton and Cissy Houston. The net uses were offset by accounts receivable and accounts payable funding of $1,165,000 and $2,112,000, respectively. The net cash provided by royalties payable arose primarily from the current period sales of albums in the non-Gospel format, which typically command a higher royalty rate. Royalties are not paid to the artist until all advances made to the artist have been recouped by the Company. Also, the Company establishes and maintains reserves relative to royalty payments for a period of approximately 18 to 24 months to allow for product returns activity as royalties are not owed on returned product.

    Net cash used in investing activities for the current fiscal quarter was $33,000 relating to purchases of equipment and leasehold improvements. In addition, $775,000 of legal, accounting and other incremental costs previously incurred by the Company associated with the K-tel Acquisition were written-off during the current fiscal quarter. See "Overview" and "Significant Matters" above.

    Net cash provided by financing activities for the current fiscal quarter was $294,000 in borrowings under the revolving line of credit under the Existing Credit Facility. Borrowings from the Existing Credit Facility are due in full on October 31, 1997, at which time the Company intends to refinance the borrowings either with the net proceeds from an equity offering or other bank financing, or a combination of such. See "Capital Resources" below for details of this refinancing. The Company must secure additional equity and/or debt financing to refinance the Existing Credit Facility when it matures and to fund its operations. While the Company believes it will be able to secure such financing, there is no assurance it will be obtained on terms acceptable to the Company, if at all.

    A significant recurring funding requirement of the Company is for A&R expenses, which include recording costs and advances to artists. The Company makes substantial payments each period for recording costs and advances in order to maintain and enhance its artist roster. These costs are recouped from the artists' royalties, to the extent possible, from future album sales. Artist advances are capitalized when the current popularity and past performance of the artist provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist.

CAPITAL RESOURCES

    Convertible debentures in the aggregate principal amount of $5,000,000 that were issued to Intersound in connection with the Intersound Acquisition on January 31, 1997, mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (6.98% at August 31, 1997) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the debentures.

    On January 31, 1997, the Company entered a Credit Agreement with Bank of Montreal ("BMO"), individually and as agent, to provide a 90-day term loan in the amount of $25,000,000 and a 90-day revolving credit facility in the amount of $10,000,000 (the "Existing Credit Facility"). The Existing Credit Facility was extended through October 31, 1997. Financing costs associated with the Existing Credit Facility from January 31, 1997 through August 31, 1997 approximate 8% of the total facility. The interest incurred on the Existing Credit Facility was originally LIBOR plus 6% and was increased to LIBOR plus 9% effective August 1, 1997. The Existing Credit Facility is secured by substantially all of the Company's assets. In addition, the Company issued warrants to BMO as discussed below. As of the date of this filing, no additional funds are available under the revolving credit facility. The Existing Credit Facility contains financial and other covenants applicable to the Company. The Existing Credit Facility is personally guaranteed for up to $12,500,000 by an officer and director of the Company.

    The Company has obtained a commitment from a bank to provide a $30,000,000 credit facility (the "Proposed Credit Facility"). The closing of the Proposed Credit Facility is subject to negotiation of definitive documentation, including customary closing conditions, and is contingent upon the Company raising at least $10,000,000 in equity. Under the terms of the Proposed Credit Facility, the Company will have available a three year $20,000,000 term loan, due in quarterly installments and bearing interest at the bank's base rate plus 1.0% per annum, and a $10,000,000 revolving line of credit, due in three years and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum. Borrowings under the revolving line of credit are limited to the Borrowing Base, which is based upon eligible accounts receivable and inventory, as defined. The Proposed Credit Facility will be secured by substantially all of the Company's assets.

    The Company has entered into an Investment Agreement with certain parties (the "Purchasers") whereby the Company has agreed to issue and sell to the Purchasers, and the Purchasers have agreed to purchase from the Company, for aggregate consideration of $20,000,000, 20,000 shares of Preferred Stock and Warrants to purchase 3,600,000 shares of Common Stock. The closing of the Preferred Stock with Warrants Issuance is subject to a number of closing conditions, including without limitation (i) approval by the Company's Stockholders of the Preferred Stock with Warrants Issuance, (ii) execution of the Proposed Credit Facility, (iii) satisfactory completion by the Purchasers of their due diligence review of the Company and (iv) other customary closing conditions. The Preferred Stock will accrue dividends quarterly at an annual rate of 12.0% for the first year, 14.0% for the second year, 16.0% for the third year, 18.0% for fourth and fifth years and 20% at all times thereafter, of the purchase price paid by the Purchasers, in preference to any dividends on any other class of capital stock. The Preferred Stock will be redeemable by the Company at any time at a price equal to the purchase price paid by the Purchasers thereof plus accrued and unpaid dividends. The Preferred Stock will be convertible beginning two years from the date of issue, into shares of Common Stock at a price per share of $6.60. The Common Stock underlying the Warrants may be purchased at an exercise price of $6.60 per share.

    The Company intends to repay the Existing Credit Facility with the net proceeds from the Preferred Stock with Warrants Issuance and the Proposed
Credit Facility, or a combination of such. If the Preferred Stock with Warrants Issuance, the Proposed Credit Facility or other method of refinancing does not occur, the consequences would be materially adverse to the Company's business, results of operations and financial position. While the Company would pursue alternative methods to refinance the Existing Credit Facility, there are no assurances that such financing could be obtained on terms favorable to the Company, or at all.

    The Company issued to BMO a warrant to purchase 258,571.95 shares of Common Stock at an exercise price of $.01 per share in connection with the Existing Credit Facility. The value attributed to the warrants amounted to $1,240,000, the balance of which is included in additional paid-in capital. The warrants expire on January 31, 2002 and are subject to antidilution adjustment if, during the term of the Existing Credit Facility, the Company issues shares of Common Stock and does not use the proceeds of such issuance to pay borrowings under the Existing Credit Facility.

    On July 30, 1997, the Company's stockholders approved the issuance of up to $40,000,000 of convertible preferred stock on the terms described in the proxy statement mailed to stockholders on July 8, 1997. At the time of such proposal, the Company intended to use the proceeds of such issuance to repay the Existing Credit Facility and to obtain a bank credit facility in the amount of $40,000,000 to finance the then-contemplated acquisition by the Company of the music business of K-tel. Since such time, the Company has terminated its agreement with K-tel. See "--Significant Matters." The Board of Directors has determined, in light of the Company's revised financing requirements, that the Preferred Stock with Warrants Issuance is in the best interests of the Company and its stockholders. Accordingly, the Board does not currently intend to complete the $40,000,000 preferred stock issuance on the terms previously approved and is soliciting stockholder approval of the Preferred Stock with Warrants Issuance.

    In addition to the Company's near term need to refinance the Existing Credit Facility, the Company's near and long-term capital requirements will depend on numerous factors, including the rate at which the Company grows and acquires new artists and products. The Company has various ongoing needs for capital, including working capital for operations, artist advances and project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of music catalogs, publishing rights and labels. The Company may in the future consummate acquisitions which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions, as well as other ongoing capital needs, may be funded with institutional financing, seller financing and/or additional equity or debt offerings. The Company currently does not have any material commitments for capital expenditures for the next twelve months.

    Stockholders' equity at August 31, 1997 totaled $5,718,000 compared to $7,866,000 at May 31, 1997. This decrease of $2,148,000 or 27.3% is due to net losses experienced by the Company during the current fiscal quarter.

INFLATION

    The impact of inflation on the Company's operating results has been moderate in recent periods, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

SAFE HARBOR PROVISION

    This filing contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this filing, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1998 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, without limitation, commercial success of the Company's repertoire, charges and costs related to acquisitions, relationships with artists and producers, attraction and retention of key personnel, general economic and business conditions and enhanced competition and new competitors in the recorded music industry. In addition, the Company intends to refinance its current credit facility when it becomes due in full on October 31, 1997. If such refinancing does not occur, the consequences could be materially adverse to the Company's business, results of operations and financial position. There are no assurances that such refinancing could be obtained on terms favorable to the Company, or at all.

    The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of August 31, 1997, the Company had outstanding approximately $40 million of total debt and approximately $6 million of stockholders' equity.

    The Company's indebtedness has several important consequences, including but not limited to the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service requirements (principal and interest) on its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or for general corporate purposes may be impaired; (iii) the Company's leverage may increase its vulnerability to economic downturns and limit its ability to withstand competitive pressures and (iv) the Company's ability to capitalize on significant business opportunities may be limited.

    The Company's ability to satisfy its existing debt obligations will depend in the near term on its ability to sell additional equity and obtain long-term financing to replace its current debt, and its ability to satisfy both existing and future debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets or restructuring its indebtedness. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In addition, there can be no assurance that the Company will not increase its leverage to meet capital requirements in the future - see "Liquidity and Capital Resources" above.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Special Meeting of Stockholders of the Company was held on July 30, 1997.

     (b) 1. The Stockholders voted to approve the issuance and sale by the Company of Convertible Preferred Stock in an amount of up to $40 million ("Preferred Stock"), with the following votes:

                    For            Against          Abstentions
                    ---            -------          -----------
                 3,144,179         142,322             7,900

          2. The Stockholders also voted to approve the possible issuance and sale by the Company of Common Stock of the Company to directors and/or officers of the Company in order to fund the first six quarterly dividend payments on the Preferred Stock:

                    For            Against          Abstentions
                    ---            -------          -----------
                 3,134,279         151,822             8,300

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits.

    10.1 Fourth Amendment to Amended and Restated Credit Agreement dated August 29, 1997 among Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, PPM America Special Investments Fund L.P. and FC CBO Limited and the Guarantors' Consent attached thereto.

    10.2 Employment Agreement dated June 1, 1997 between the Company and Steven Devick.

    10.3 Employment Agreement dated June 1, 1997 between the Company and Douglas C. Laux.

    10.4 Employment Agreement dated June 1, 1997 between the Company and Thomas R. Leavens.

    10.5 Employment Agreement dated July 1, 1996 between the Company and Lynne Hoffman-Engel.

    10.6 Investment Agreement dated October 12, 1997 among the Company, MAC Music LLC and SK-Palladin Partners, LP is herein incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders.

    27.   Financial Data Schedule.

B. Form 8-K.

    On September 10, 1997, a Form 8-K was filed by the Registrant announcing termination of an agreement between the Registrant and K-tel International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this filing to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of October, 1997.

                                  PLATINUM ENTERTAINMENT, INC.



                             By:  /s/  Steven Devick
                                  --------------------------------------------
                                  Steven Devick
                                  Chairman of the Board, President and Chief
                                  Executive Officer


                             By:  /s/  Douglas C. Laux
                                  --------------------------------------------
                                  Douglas C. Laux
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)