Form 10-K/A
period 1997-05-31
PLATINUM ENTERTAINMENT INC
filed 1997-11-26
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A
                                  Amendment No. 2 to
                                   Annual Report on
                                      FORM 10-K

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $6.375 on November 25, 1997, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $26,997,698.

    The number of shares outstanding of the registrant's Common Stock, par value $.001, as of November 25, 1997 was 5,274,403.


                         DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into this report:
                                        None

The Registrant, pursuant to this Amendment No. 2, hereby amends the Annual Report on Form 10-K for the fiscal year ended May 31, 1997, as amended in order to reclassify certain financial information for fiscal 1997. Such reclassification does not affect gross revenues, operating loss or loss per share.

                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the Company as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended May 31, 1997, 1996 and 1995, the five months ended may 31, 1994 and the year ended December 31, 1993 listed below have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the unaudited pro forma year ended May 31, 1994 was derived from audited financial statements of the Company as of and for the five months ended May 31, 1994 and the year ended December 31, 1993.
The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Report.







                                                                                            PRO FORMA
                                                                                            YEAR ENDED  FIVE MONTHS
                                                             YEAR ENDED MAY 31,               MAY 31,      ENDED      YEAR ENDED
                                                       ------------------------------          1994       MAY 31,     DECEMBER 31,
                                                          1997      1996         1995      (UNAUDITED)     1994          1993
                                                       ----------  ----------  ---------  -----------   -----------   ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gross revenues (1)                                     $   42,633  $   25,489  $   15,866  $   8,929      $   4,255   $   5,489
Returns, allowances and discounts (1)                     (13,031)     (5,444)     (3,633)    (1,174)          (584)      (590)
Allowance for unrecoupable artist advances                   (855)     (2,507)     (1,128)    (1,219)          (433)    (1,361)
                                                       --------------------------------------------------------------------------

Total net revenues                                         28,747      17,538      11,105      6,536          3,238      3,538
Gross profit                                               11,707       4,236       4,204      1,235            490        576
Merger, restructuring and one-time costs (2)                2,231         -           -          -               -          -
Operating loss                                             (4,638)     (3,937)     (4,729)    (1,406)          (901)    (1,766)
Interest and other financing costs                         (4,918)       (570)       (157)       (48)           (27)       (33)
Loss from continuing operations                            (9,354)     (4,401)     (4,840)    (1,454)          (928)    (1,799)
Loss from discontinued operations                             -          (226)     (4,684)    (2,050)          (755)    (1,519)
Net loss                                                   (9,354)     (4,627)     (9,524)    (3,504)         (1,683)   (3,318)
Less-Cumulative preferred dividends (3)                                  (602)
Loss applicable to common shares                                       (5,229)


Per common share:
   Loss from continuing operations:                    $    (1.82)  $   (1.71)  $   (2.12)
   Loss from discontinued operations                           -        (0.08)      (2.05)
                                                      --------------------------------------

Net loss (4)                                           $    (1.82)  $   (1.79)  $   (4.17)
                                                      --------------------------------------
                                                      --------------------------------------


Weighted average number of common
  shares outstanding (4)                                5,136,830   2,925,987   2,284,090






(1) During the Company's normal course of business, discounts are extended to customers on product sales. The operations for the years ended May 31, 1996 and 1995 have been reclassified to conform to the financial statement presentation for the year ended May 31, 1997. Discounts for the five months ended may 31, 1994 and the year ended December 31, 1993 were insignificant.

(2) As a result of the business acquisitions completed by the Company during fiscal 1997, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-off's, warehouse closing costs and other costs. Such costs incurred approximated $1,650,000, of which $315,000 is accrued at May 31, 1997, relating primarily to severance costs and a distribution termination fee. The restructuring is expected to be completed by the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. One-time costs for fiscal 1997 include write-offs of artist advances of $581,000 in areas for which the Company has chosen to redirect its resources.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere in this Report.

OVERVIEW

    The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical genres. The Company currently produces music in the Gospel, Country, Adult Contemporary, Blues, Classical, Urban and Compilation genres, primarily under its CGI Records, River North Records, House of Blues and Intersound labels. The Company's products include new releases, typically by artists established in a particular format, as well as compilations and repackaging of previously recorded music that enable the Company to exploit its catalog of master recordings.

    As an integral part of the Company's growth strategy, during fiscal 1997, the Company completed several acquisitions: (i) substantially all of the assets of R.E.X. Music, Inc. ("REX") during June 1996; (ii) substantially all of the assets of Double J Music Group ("Double J") during September 1996; (iii) a 50% interest in the House of Blues Music Company ("HOB Joint Venture") during November 1996 and (iv) substantially all of the assets of Intersound, Inc. ("Intersound") effective January 1, 1997. See "Significant Matters" below for more details of these transactions.

    In connection with the Intersound Acquisition, the Company obtained a credit facility totaling $35,000,000 which matures in full on October 31, 1997. The Company obtained stockholder approval during July 1997 to issue shares of its Preferred Stock the net proceeds of which the Company intends to primarily use to retire the above referenced credit facility. The Company has actively pursued the Preferred Stock issuance, but has received no commitments to date. The Company is currently seeking financing with terms that may vary from those originally proposed for the Preferred Stock and such financing may be on terms that are more or less favorable to the Company and to its common stockholders. There are no assurances that such financing could be obtained on terms favorable to the Company, or at all. See "Significant Matters" and "Capital Resources" below for further details.

    As a result of the acquisitions discussed above, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-off's, warehouse closing costs and other related costs. Such costs approximated $1,650,000, of which $315,000 is accrued at May 31, 1997, relating primarily to severance costs and a distribution termination fee. The restructuring is expected to be completed by the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. In addition, one-time costs for fiscal 1997 include write-offs of artist advances of $581,000 in areas for which the Company has chosen to redirect its resources.

    The Company has historically sustained losses, in part due to the high costs associated with the establishment and expansion of its activities. Management believes that the significant investments made to date will enhance future profitability. In addition, a significant portion of the Company's historical losses resulted from the operation of the Company's River North recording studio (the "Studio"). During fiscal 1995, the Company decided to discontinue this business and disposed of the Studio operations in conjunction with the Company's initial public offering of its Common Stock during March 1996 ("IPO").

    The Company records revenues for music products, other than telemarketing C.O.D. sales, when such products are shipped to retailers. In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for future returns is based upon its historical returns, SoundScan data and the return rate of the Company's primary distributor, PGD. As a result of the acquisitions completed during fiscal 1997, the Company terminated its relationship with Riverside Book and Bible House, Inc. ("Riverside") for fulfillment of Platinum Christian Distribution. The acquisitions provided for Platinum Christian Distribution fulfillment to be handled through the recently acquired Intersound internal distribution system and the increased volume allowed the Company to negotiate Christian Bookstore Market distribution through its primary secular market distributor, PGD. As a result, the Company experienced unusually high returns of product through the Riverside distribution channel as customers were allowed a limited time to return products before returns were no longer accepted from previous Riverside sales. In addition, the Company ceased relations with certain customers who consistently failed to pay on a timely basis, prompting an unusually high returns experience from these customers. Accordingly, the Company's returns experience was 30% for the year ended May 31, 1997, compared to 27% and 26% for the years ended May 31, 1996 and 1995, respectively. It is the Company's policy to inventory all returned product and resell such product at market value. The excessive product returns in fiscal 1997 are primarily "close-out" items. These items have been inventoried and will be sold slightly above or at cost on a non-returnable basis.


    The Company recognizes revenues from the shipment of telemarketing C.O.D. sales when cash is received from the customer. C.O.D. product shipments began during the first quarter of fiscal 1995 and were discontinued in the third quarter of fiscal 1996, when the Company determined C.O.D. orders would no longer be accepted due to the significant cost of television advertising. Telemarketing revenues were $1,422,000 and $1,949,000 for fiscal 1996 and 1995, respectively.

    A significant recurring funding requirement of the Company is for artist and repertoire ("A&R") expenses, which include recording costs and advances to artists. The Company makes substantial payments each year for recording costs and advances in order to maintain and enhance its artist roster. These costs are recouped from the artists' royalties, to the extent possible, from future album sales. Artist advances are capitalized as an asset when the current popularity and past performance of the artist provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist.

    The Company primarily distributes internationally by means of licensing arrangements. The first of these arrangements began during fiscal 1996 with MCA Records, Ltd. ("MCA"). The Company subsequently terminated this arrangement and has entered international licensing arrangements on a country-by-country basis. Revenues derived from the licensing of recording masters are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of gross revenues, certain items which are included in the Company's statements of operations for the fiscal years reflected below. Operating results for any period are not necessarily indicative of results for any future periods.


                                                                             YEAR ENDED MAY 31,
                                                  --------------------------------------------------------------------------------
                                                           1997                      1996                     1995
                                                  --------------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)


Total gross revenues . . . . . . . . . . . .          $    42,633    100.0%    $    25,489    100.0%    $    15,866    100.0%

Less: Returns and allowances . . . . . . . .              (10,568)   -24.8%         (4,732)   -18.6%         (3,126)   -19.7%
Less: Discounts. . . . . . . . . . . . . . .               (2,463)    -5.8%           (712)    -2.8%           (507)    -3.2%
Less: Allowance for
   unrecoupable
   artist advances . . . . . . . . . . . . .                 (855)    -2.0%         (2,507)    -9.8%         (1,128)    -7.1%
                                                      ------------             ------------             ------------

Total net revenues . . . . . . . . . . . . .               28,747     67.4%         17,538     68.8%         11,105     70.0%
Cost of product sales. . . . . . . . . . . .               13,288     31.1%          8,107     31.8%          4,300     27.1%
Cost of artist projects and
   other revenues. . . . . . . . . . . . . .                3,752      8.8%          5,195     20.4%          2,601     16.4%
                                                      ------------             ------------             ------------
Total cost of sales and
   services. . . . . . . . . . . . . . . . .               17,040     39.9%         13,302     52.2%          6,901     43.5%
                                                      ------------             ------------             ------------
Gross profit . . . . . . . . . . . . . . . .               11,707     27.5%          4,236     16.6%          4,204     26.5%

Other operating expenses:
Selling, general and
   administrative expenses . . . . . . . . .               13,141     30.8%          8,017     31.5%          8,800     55.5%
Merger, restructuring and
   one time costs  . . . . . . . . . . . . .                2,231      5.2%            -         -              -         -
Depreciation and amortization. . . . . . . .                  973      2.3%            156      0.6%            133      0.8%
                                                      ------------             ------------             ------------
Operating loss . . . . . . . . . . . . . . .               (4,638)   -10.8%         (3,937)   -15.5%         (4,729)   -29.8%
Interest income. . . . . . . . . . . . . . .                  154      0.4%            106      0.4%             46      0.3%
Interest expense . . . . . . . . . . . . . .               (1,385)    -3.2%           (570)    -2.2%           (157)    -1.0%
Other financing costs. . . . . . . . . . . .               (3,533)    -8.3%            -         -              -         -
Equity gain. . . . . . . . . . . . . . . . .                   48      0.1%            -         -              -         -
                                                      ------------             ------------             ------------
Loss from continuing
   operations. . . . . . . . . . . . . . . .               (9,354)   -21.8%         (4,401)   -17.3%         (4,840)   -30.5%
Discontinued operations:
   Loss from operations. . . . . . . . . . .                  -         -              -         -           (2,073)   -13.1%
   Loss on disposal. . . . . . . . . . . . .                  -         -             (226)    -0.9%         (2,611)   -16.5%
                                                      ------------             ------------             ------------
Loss from discontinued
   operations. . . . . . . . . . . . . . . .                  -         -             (226)    -0.9%         (4,684)   -29.6%
                                                      ------------             ------------             ------------
Net loss . . . . . . . . . . . . . . . . . .          $    (9,354)   -21.8%    $    (4,627)   -18.2%    $    (9,524)   -60.1%
                                                      ------------             ------------             ------------
                                                      ------------             ------------             ------------



   References made in the following discussion include: (i) Gospel format - activity under the CGI Records, Light Records, Lexicon Music, R.E.X. Music and Flying Tart labels, as well as Gospel activity under the House of Blues label; (ii) Country format -activity under the River North Nashville label;
(iii) Adult Contemporary format - activity under the River North Records label; (iv) Blues format - Blues activity under the House of Blues label, and all activity from the Intersound Acquisition is referenced "Intersound" so that the effects of the Intersound Acquisition can more clearly be understood.

FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

   Gross revenues increased $17,144,000 or 67.3% to $42,633,000 for fiscal 1997 compared to the prior fiscal year; $13,542,000 or 79.0% of this increase related to the activities of Intersound since January 1, 1997. Gross revenues generated from Gospel, Country, Adult Contemporary, Blues and Intersound activity as a percentage of total gross revenues for fiscal 1997 were 35.0%, 16.1%, 8.3%, 8.8% and 31.8% compared to 57.3%, 21.0%, 16.8%, 4.9%
and 0.0% for the prior fiscal year. Gross revenues generated from Gospel, Country, Adult Contemporary, Blues and Intersound activity increased (decreased) for fiscal 1997 compared to the prior fiscal year by $337,000, $1,528,000, ($748,000), $2,484,000 and $13,543,000, respectively. The changes in percentages are due principally to the activities of Intersound since January 1,

1997 as noted above, and the dollar changes are due principally to the following significant releases in the following genres: Gospel increased principally due to National Baptist Convention's LET'S GO TO CHURCH offset by decreased telemarketing sales, which typically generated Gospel revenues, and fewer artist project revenues due to the timing of projects; Country increased principally due to The Beach Boys' STARS AND STRIPES, VOLUME I and Crystal Bernard's GIRL NEXT DOOR; Adult Contemporary decreased due to fewer artist project revenues compared to last year, offset by an increase in product revenues in this genre, principally the continued success of Peter Cetera's ONE CLEAR VOICE and the fourth quarter release of his A COLLECTION, and Blues increased principally due to the fourth quarter release of The Blues Brothers' LIVE FROM CHICAGO'S HOUSE OF BLUES and the current year release of seven Blues compilations compared to two during the prior fiscal year. Significant releases under the Intersound label include BOOTY MIX 2:
THE NEXT BOUNCE, Trapp's STOP THE GUNFIGHT, ROMANCE & ROSES and The Taliesin Orchestra's ORINOCO FLOW: THE MUSIC OF ENYA.

   Returns and allowances increased $5,836,000 or 123.3% to $10,568,000 for fiscal 1997 compared to the prior fiscal year; $3,173,000 of this increase related to the activities of Intersound since January 1, 1997. Returns and allowances as a percentage of gross product sales, less discounts, increased to 30.2% for fiscal 1997 from 26.9% for the prior fiscal year. Management attributes the increase in current year returns to the effects of the acquisitions completed during fiscal 1997 as discussed above.

   Discounts increased $1,751,000 or 245.9% to $2,463,000 for fiscal 1997 compared to the prior fiscal year; $381,000 or 21.8% of this increase related to the activities of Intersound since January 1, 1997. Discounts as a percentage of gross product sales increased to 6.6% for fiscal 1997 from 3.9% for the prior fiscal year. The increase relates to the Company's more aggressive utilization of discount plans with retailers and the increase in new releases volume for which it is industry practice to extend discounts on new release orders, compared to reorders of previously released albums.
Also, additional discounts were extended to the member churches which purchased the National Baptist Convention's LET'S GO TO CHURCH release directly from the Company. The additional discounts allowed were more than offset by third-party distribution fee savings.

   The allowances for unrecoupable artist advances were $1,730,000 for fiscal 1997 compared to $2,507,000 for the prior fiscal year; the current year balance was not significantly affected by the activities of Intersound since January 1, 1997. This decrease reflects the overall reduction in artist project costs of approximately $1,300,000 for fiscal 1997 from fiscal 1996. Artist project cost reductions are the result of management's implementation of greater budgeting and cost controls. The allowance for unrecoupable artist advances as a percentage of artist project costs remained relatively unchanged at 48.5% for fiscal 1997 compared to 51.5% for fiscal 1996. $875,000 of the total current year allowance related to radio-driven Country projects and has been reflected in the merger, restructuring and one-time costs. See "Overview" above for further details.

   Cost of product sales increased $5,181,000 or 63.9% to $13,288,000 for fiscal 1997 compared to the prior fiscal year; $2,654,000 or 51.2% of this increase related to the activities of Intersound since January 1, 1997. Cost of product sales as a percentage of gross revenues decreased slightly to 31.1% for fiscal 1997 from 31.8% for the prior fiscal year. The Company has been experiencing increased cost of product sales primarily attributable to increased royalty costs associated with albums featuring established artists in non-Gospel formats and the reduction in telemarketing sales has negatively impacted margins due to the lower cost of product sales attributable to telemarketing sales compared with other distribution channels. However, these increased costs have been offset by the lower cost of product sales associated with Intersound activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee.

   Cost of artist project and other revenues decreased a net $1,443,000 or 27.8% to $3,752,000 for fiscal 1997 compared to the prior fiscal year; this decrease is net of an increase of $949,000 related to the activities of Intersound since January 1, 1997. The decrease relates primarily to the timing of project releases and the related costs incurred to complete those projects. Significant cost of projects released in fiscal 1997, such as albums by The Beach Boys and Crystal Bernard, were incurred in fiscal 1996. The projects in production during the current year are less costly relative to the projects in production during the prior year.

   Gross profit increased $7,471,000 or 176.4% to $11,707,000 for fiscal 1997 compared to the prior fiscal year; $6,385,000 or 85.5% of this increase related to the activities of Intersound since January 1, 1997. As a percentage of gross revenues, gross profit increased to 27.5% for fiscal 1997 from 16.6% for the prior fiscal year. The increase is attributable both to the Intersound activity since January 1, 1997 due to lower associated royalty costs and the lack of a third-party distribution fee and that current year artist project revenues required less allowances for unrecoupability than in the prior year.

   Selling, general and administrative expenses increased $5,124,000 or 63.9% to $13,141,000 for fiscal 1997 compared to the prior fiscal year; $3,039,000 or 59.3% of this increase related to the activities of Intersound since January 1, 1997. Selling general and administrative expenses as a percentage of gross revenues remained relatively unchanged at 30.8% for fiscal 1997 from 31.5% for the prior fiscal year.

   See "Overview" above for details of nonrecurring merger, restructuring and one-time costs of $2,231,000.

   Depreciation and amortization increased to $973,000 for fiscal 1997 from $156,000 for the prior fiscal year. The increase relates primarily to amortization expense resulting from approximately $27,000,000 of music catalog, music publishing rights and goodwill recorded from the acquisitions completed during the year.

   As a result of the factors described above, an operating loss of $4,638,000 was experienced in fiscal 1997 compared to $3,937,000 in the prior fiscal year.

   No tax expense or benefit has been recorded through May 31, 1997 due to the Company's net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $22,601,000 at May 31, 1997, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the IPO in March 1996. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

   Interest expense for fiscal 1997 totaled $1,385,000 compared to $570,000 for the prior fiscal year. See "Capital Resources" below for details of the Company's current debt structures.

   Other financing costs of $3,533,000 were incurred during fiscal 1997 due to the funding of the Intersound Acquisition. These costs include amortization of debt discount relating to the warrants issued Bank of Montreal ("BMO") and BMO's financing fees charged the Company during fiscal 1997.

   The net loss from continuing operations for fiscal 1997 totaled $9,354,000 compared to $4,401,000 for the prior fiscal year. The increase relates primarily to financing, merger, restructuring and one-time costs of $6,869,000 and interest expense of $1,385,000 related to the Intersound Acquisition, as well as a $761,000 increase in depreciation and amortization related to the acquisitions completed during the current year.

FISCAL YEAR ENDED MAY 31, 1996 COMPARED TO FISCAL YEAR ENDED MAY 31, 1995

   Gross revenues increased $9,623,000 or 60.6% to $25,489,000 for fiscal
1996 compared to $15,866,000 for the prior fiscal year, while net revenues increased $6,433,000 or 57.9%. Product sales increased $5,747,000 or 45.7% to $18,322,000 for fiscal 1996 compared to $12,575,000 for the prior fiscal year. This increase primarily occurred in product sales through PGD and Platinum Christian Distribution which increased $3,231,000 and $1,439,000, respectively, for fiscal 1996 compared to the prior fiscal year. Gross revenues generated in the Adult Contemporary, Gospel and Country markets increased by $4,305,000, $2,637,000 and $1,686,000, respectively, for fiscal 1996 compared to the prior fiscal year. The increase in Adult Contemporary revenue growth is due, in part, to the success of Peter Cetera's ONE CLEAR
VOICE album. The increase in Gospel revenue growth is attributable to the success of a number of new releases, such as THE LIGHT YEARS series and Witness' A SONG IN THE NIGHT, combined with the continued popularity of many of the Company's older Gospel releases. The increase in Country revenues is principally due to the release of Ronna Reeves' AFTER THE DANCE, Steve Azar's HEARTBREAK TOWN and production of The Beach Boys' STARS AND STRIPES, VOLUME
I, which was released at the end of the first quarter of fiscal 1997. In addition, the Company released its initial three albums, ESSENTIAL BLUES, VOLUME I AND II, and ESSENTIAL GOSPEL, under the House of Blues label during fiscal 1996. Licensing, publishing and other revenues increased $1,592,000 to $1,799,000 for fiscal 1996 compared to $207,000 for the prior fiscal year.
 The most significant component of this increase was the result of the Company's first licensing revenue from international sales through MCA of $553,000. During fiscal 1996, management significantly reduced The Company's telemarketing efforts due to the increased costs of television advertising.
The increase in other product revenues more than offsets decreased telemarketing sales, which declined $527,000 or 27.0% to $1,422,000 for fiscal 1996 compared to $1,949,000 for the prior fiscal year.

   Returns and allowances increased $1,606,000 or 51.4% to $4,732,000 for fiscal 1996 compared to $3,126,000 for the prior fiscal year. Returns and allowances as a percentage of gross product sales, less discounts, remained relatively unchanged at 26.9% for fiscal 1996 from 25.9% for the prior fiscal year.

   Discounts increased $205,000 or 40.4% to $712,000 for fiscal 1996 compared to $507,000 for the prior fiscal year. Discounts as a percentage of gross product sales remained relatively unchanged at 3.9% for fiscal 1996 from 4.0% for the prior fiscal year.

   The allowance for unrecoupable artist advances increased $1,379,000 or 122.2% to $2,507,000 for fiscal 1996 compared to $1,128,000 for the prior fiscal year. The fiscal 1996 allowance for unrecoupable artist advances is net of write-offs of approximately $560,000. Allowances for unrecoupable artist advances as a percentage of gross project revenues increased to 46.7% for fiscal 1996 from 36.6% for the prior fiscal year reflecting the Company's increased investment in new releases. This increase resulted from several debut projects produced during fiscal 1996 for which the related advances are fully reserved in accordance with accounting requirements. This increase also reflects increased investments in recently released, or soon to be released, artist projects at May 31, 1996 which require a larger unit sales volume to recoup the related artist advances. In addition, the reserve was increased at fiscal year-end to reflect the continued weakness in the retail music sales market and management's decision to significantly reduce its telemarketing sales activity as a result of the increased cost of television advertising.

   Cost of product sales increased $3,807,000 or 88.5% to $8,107,000 for fiscal 1996 compared to $4,300,000 for the prior fiscal year, primarily as a consequence of increased product sales. Cost of product sales as a percentage of gross revenues increased to 31.8% for fiscal 1996 from 27.1% in the prior fiscal year. This increase is primarily attributable to increased royalty costs associated with albums released during fiscal 1996 featuring established artists in non-Gospel formats. Further, the reduction in telemarketing sales negatively impacted this percentage due to the lower cost of product sales attributable to telemarketing sales compared with other distribution channels.

   Cost of artist projects and other revenues increased $2,594,000 or 99.7% to $5,195,000 for fiscal 1996 compared to $2,601,000 for the prior fiscal year. These costs as a percentage of gross revenues increased to 20.4% for fiscal 1996 compared to 16.4% for the prior fiscal year. The increase reflects the Company's increasing volume of new products and the higher costs associated with developing projects in the Adult Contemporary and Country formats, including projects involving Peter Cetera, Ronna Reeves, Steve Azar and The Beach Boys, as compared to Gospel projects.

   In addition, these costs include the royalties paid by the Company to artists in connection with its first international sales through MCA which occurred during fiscal 1996. The Company's liability for such royalties is based on MCA's retail sales of the Company's products net of returns, and equaled approximately 10% of such net retail sales. When presented as a percentage of licensing revenues received by the Company, however, royalties were equal to approximately 50% of such revenues.

   Gross profit increased $32,000 or 0.8% to $4,236,000 for fiscal 1996 compared to $4,204,000 for the prior fiscal year. As a percentage of gross revenues, gross profit decreased to 16.6% for fiscal 1996 compared to 26.5% for the prior fiscal year. This decrease relates to increased allowances on artist advances and an increase in cost of product sales as described above. The decreased is also attributable to increased royalty rates on non-Gospel record sales, a decrease in telemarketing revenues which provide higher gross margins due to the lack of a third-party distribution channel and an increase in product returns. The timing of releases also affects gross profit. The costs of developing several recently released, or soon to be released, projects at May 31, 1996 have the effect of decreasing fiscal 1996 gross profit as product sales on these projects will occur in future periods.

   Selling, general and administrative expenses decreased $783,000 or 8.9% to $8,017,000 for fiscal 1996 compared to $8,800,000 for the prior fiscal year. Selling, general and administrative expenses as a percentage of gross revenues decreased to 31.5% for fiscal 1996 compared to 55.5% for the prior fiscal year. These decreases are primarily attributable to an increased revenue base as well as new budgeting and approval procedures to control and monitor marketing, promotion, production and other costs implemented during the second quarter of fiscal 1996.

   Depreciation and amortization increased $23,000 to $156,000 for fiscal 1996 from $133,000 for fiscal 1995. The increase is primarily attributable to increased depreciation from the addition of office equipment, computers, furniture and fixtures.

   As a result of the factors described above, the operating loss decreased $792,000 or 16.7% to $3,937,000 for fiscal 1996 from $4,729,000 for the prior fiscal year.

   No tax benefit has been recorded to date through May 31, 1996 due to the Company's valuation allowance at May 31, 1996, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $12,523,000, expiring in years 2007 through 2011, is subject to annual limitations due to a change in ownership as a result of the IPO. Consequently, approximately $3,700,000 of the loss carryforward at May 31, 1996 will be available to offset fiscal 1997 taxable income.

   Interest expense increased $413,000 to $570,000 for fiscal 1996 compared to $157,000 for the prior fiscal year. This increase is due to increased bank and related party financing used by the Company to fund operations in fiscal 1996 compared to the prior fiscal year. In fiscal 1996, all outstanding debt was retired with the net proceeds received from the IPO. Accordingly, no interest expense was incurred following the closing of the IPO.

   Net loss decreased $4,897,000 to $4,627,000 for fiscal 1996 from $9,524,000 for fiscal 1995. The net loss for fiscal 1995 included $4,684,000 related to operations discontinued during fiscal 1995. During fiscal 1996, the Company experienced an additional $226,000 of costs related to the discontinued operations in excess of estimated amounts at the measurement date. Included in the aforementioned costs of the discontinued operations for fiscal 1996, are $302,000 for management, administrative services and interest expense charged by the Company to the Studio. The improved net loss for fiscal 1996 also reflects the success of the Company's recent releases, the Company's first international sales through MCA during fiscal 1996 and the effect of Platinum's efforts to reduce expense, which included the implementation of cost controls as discussed above.

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

PUBLIC OFFERING

   On March 12, 1996, the Company sold 2,500,000 shares of Common Stock to the public at an initial offering price of $13.00 per share. In addition, on March 28, 1996, the Company sold an additional 240,000 shares of Common Stock to the public at the IPO price, pursuant to an over-allotment option granted the underwriters of the public offering. These sales (after payment of underwriting discounts and commissions and a financial advisory fee) resulted in net proceeds of $32,127,000. The net proceeds were used to: (i) retire outstanding related party debt of $4,867,000; (ii) retire outstanding borrowings under the Company's line of credit of $4,980,000; (iii) retire an outstanding bank term loan of $4,000,000; (iv) redeem a portion of the Company's Series A-1 Non-Convertible Preferred Stock, including settlement of unaccrued dividends, for cash of $4,500,000 (with the remaining redemption settled with shares of Common Stock) and (v) pay costs related to the IPO, approximating $1,170,000. The net proceeds of the IPO were also used in connection with the HOB Joint Venture and the acquisitions of R.E.X. and Double J. See "Significant Matters."

SIGNIFICANT MATTERS

   During June 1996, the Company acquired substantially all of the assets of REX for $480,000, which approximated the indebtedness of REX to the Company (which primarily arose during fiscal 1996) and $100,000 in accrued liabilities. REX produces, licenses and markets recorded music, primarily in the Gospel genre. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $580,000 approximates the fair value of the assets acquired. The assets acquired include accounts receivable, artist advances, inventory, music publishing rights and artist contracts. The value allocated to music publishing rights and artist contracts totaled $440,000 and is being amortized over 15 years using the straight-line method.

   During September, 1996, the Company acquired substantially all of the assets of Double J for 88,000 shares of Common Stock of the Company and the assumption of approximately $100,000 of debt and $75,000 of accrued liabilities. Double J develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $952,000 approximates the fair value of the assets acquired. The purchase value was primarily allocated to music publishing rights and is being amortized over 25 years using the straight-line method.

   During November 1996, the Company and House of Blues Records, Inc. ("HOB"), formed the HOB Joint Venture. The formation was executed upon the purchase by the Company of the fifty percent (50%) interest of Private, Inc., a subsidiary of Bertelsman Music Group, Inc. ("Seller"), in the joint venture between Seller and HOB formed pursuant to a prior agreement. The payment for such 50% interest was made on November 12, 1996 in the cash amount of approximately $3,100,000, which is deemed a cash capital contribution by the Company to the Venture. HOB contributed to the Venture a license in HOB's trademarks, logo and other intellectual property in consideration for their 50% interest in the Venture. HOB is a subsidiary of House of Blues
Entertainment, Inc.   The Chairman and Chief Executive Officer of House of
Blues Entertainment, Inc. is also a director of the Company.

   Effective January 1, 1997, the Company purchased substantially all of the assets of Intersound for consideration of $24,000,000 in cash, $5,000,000 in convertible promissory notes and the assumption of certain liabilities. Intersound produces, licenses, markets and distributes recorded music for Compilation, Urban, Gospel, Classical and other genres. The Intersound Acquisition has been accounted for by the purchase method of accounting and the purchase price of $41,000,000, including assumed liabilities, exceeds the fair value of the assets acquired by $6,098,000, which represents goodwill. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values; the amounts allocated to music catalog, music publishing rights and goodwill are being amortized over 25 years using the straight-line method.

   On March 3, 1997, the Company and K-tel signed a purchase and sale agreement (the "K-tel Agreement") pursuant to which the Company may acquire K-tel's worldwide music business assets, except for K-tel's European and former Soviet Union music business, through the purchase of the stock of K-tel (USA) and Dominion, both wholly-owned subsidiaries of K-tel (the "K-tel Acquisition"). The purchase price is expected to be $35,000,000 subject to certain adjustments. Subject to satisfaction of the closing conditions specified in the K-tel Agreement, including the Company obtaining financing, the transaction is expected to close on or before October 31, 1997.

   Pursuant to the K-tel Agreement, the Company deposited $1,750,000 in escrow which will be applied to the purchase price or paid to K-tel in the event the transaction is not consummated under certain circumstances, including the failure of the Company to obtain financing for the transaction.

LIQUIDITY

   The Company's cash balances were $53,000 and $8,222,000 at May 31, 1997 and 1996, respectively. Cash balances were higher at the prior fiscal year end due to the recently completed IPO. Net cash used in operating activities was $10,573,000 for fiscal 1997. The uses reflect net cash used to fund trade receivables of $2,753,000, inventories of $1,447,000, artist advances of

$2,149,000, trade payables of $431,000 and accrued liabilities and other of $591,000, attributable to releases by such artists as The Beach Boys, Crystal Bernard, Peter Cetera and National Baptist Convention and scheduled future releases including numerous Gospel albums, including William Becton and Vickie Winans. Net cash provided by notes receivable of $1,148,000 results from an agreement dated May 1996, whereby the Company sold certain video rights for $401,000 and its right to free future studio usage for $850,000 to a minority stockholder and former officer of the Company. The net cash provided by royalties payable arose primarily from the current period sales of albums in the non-Gospel format, which typically command a higher royalty rate. Royalties are not paid to the artist until all advances made to the artist have been recouped by the Company. Also, the Company establishes and maintains reserves relative to royalty payments for a period of approximately 18-24 months to allow for product returns activity as royalties are not owed on returned product.

   Net cash used in investing activities for fiscal 1997 was $29,146,000. Such activities include $3,063,000 relating to the Company's investment in the HOB Joint Venture. The Company paid approximately $31,000,000 for the Intersound Acquisition, funded with outside financing which is further described below. Approximately $100,000 was paid in connection with the Company's purchase of Double J, with the remainder of the purchase price paid in shares of the Company's common stock. In addition, the Company acquired substantially all of the assets of REX for $480,000 during June 1996. The purchase price approximated the indebtedness of REX to the Company and cash payments relating to this purchase during the current period were not significant. During the fourth fiscal quarter, the Company paid $1,750,000 to an escrow account related to the purchase of K-tel. See "Significant Matters" section above. Purchases of equipment and leasehold improvements of $307,000 relate primarily to office equipment, computers and software.

   Net cash provided by financing activities for fiscal 1997 was $31,550,000. Such activities include $25,000,000 in short-term borrowings from BMO for the Intersound Acquisition; such Acquisition was also financed with $5,000,000 in convertible debentures and approximately $1,500,000 in borrowings under the revolving line of credit with BMO. The Company also borrowed approximately $1,400,000 and $7,000,000 under the revolving line of credit to fund financing costs to BMO in connection with the Acquisition and Company operations, respectively. Borrowings from BMO are due in full on October 31, 1997, at which time the Company intends to refinance the borrowings either with the net proceeds from an equity offering or other bank financing, or a combination of such. See "Capital Resources" below for details of this refinancing. The Company must secure additional equity and/or debt financing to refinance the loans from BMO when they mature and to fund its operations. While the Company believes it will be able to secure such financing, there is no assurance it will be obtained on terms acceptable to the Company, if at all.

   Net cash used in operating activities was $8,755,000 for continuing operations and $1,011,000 for discontinued operations for fiscal 1996. The uses reflect the significant increases in volume for continuing operations during the period, including net cash used to fund trade receivables of $1,927,000 and artist advances of $4,466,000 attributable to new releases by various artists, including Peter Cetera, Steve Azar, Ronna Reeves and numerous Gospel artists and increased investment in new and future releases including albums by The Beach Boys, Crystal Bernard and a number of Gospel artists. Net cash used in operating activities was $6,590,000 in fiscal 1995. The uses reflect the significant increases in sales volume during the period, including an increase in inventory to support greater product sales volume and increased investment in releases for and subsequent to the period including albums by Peter Cetera, Holly Dunn and a number of Gospel artists.

   Financing activities to fund the Company's operations for fiscal 1996 were funded with the net proceeds from the IPO of $32,127,000 (before $1,170,000 in costs related to the IPO), $4,330,000 of additional related party financing and $1,980,000 of bank debt. Such related party indebtedness and bank debt were paid in full at the time of the IPO. Of the net proceeds, $9,480,000 was used to retire all outstanding bank debt, $4,867,000 was used to retire all outstanding related party debt and $4,500,000 was used to redeem the Company's Series A-1 Non-Convertible Preferred Stock (see "Public Offering" above).

   Investing activities for fiscal 1996 totaled $574,000 relating primarily to additions of office equipment and computers and leasehold improvements.

   A significant recurring funding requirement of the Company is for A&R expenses, which include recording costs and advances to artists. The Company makes substantial payments each year for recording costs and advances in order to maintain and enhance its artist roster. These costs are recouped from the artists' royalties, to the extent possible, from future album sales. Artist advances are capitalized when the current popularity and past performance of the artist provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist.

CAPITAL RESOURCES

   Convertible debentures in the aggregate principal amount of $5,000,000 that were issued to Intersound in connection with the Intersound Acquisition on January 31, 1997, mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (6.975% at May 31, 1997) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the debentures.

   On January 31, 1997, the Company entered a Credit Agreement with Bank of Montreal ("BMO"), individually and as agent, to provide a 90-day term loan in the amount of $25,000,000 and a 90-day revolving credit facility in the amount of $10,000,000 (the "BMO Credit Facility"). The BMO Credit Facility was extended through October 31, 1997. Financing costs associated with the BMO Credit Facility include 7% of the total facility. The interest incurred on the BMO Credit Facility was originally Libor plus 6% and was increased to Libor plus 9% effective August 1, 1997. The BMO Credit Facility is secured by substantially all of the Company's assets. In addition, the Company issued warrants to BMO which is discussed further below. As of the date of this Annual Report, no additional funds are available under the revolving credit facility. The BMO Credit Facility contains financial and other covenants applicable to the Company. The BMO Credit Facility is personally guaranteed for up to $12,500,000 by an officer and director of the Company.

   The Company intends to replace the BMO Credit Facility with the net proceeds from either an offering of the Company's preferred stock ("Preferred Offering") or Common Stock or a long-term bank facility, or a combination of such. If the Preferred Offering or other methods of refinancing does not occur, the consequences could be materially adverse to the Company's
business, results of operations and financial position.   While the Company
would pursue alternative methods to refinance the BMO Credit Facility, there are no assurances that such financing could be obtained on terms favorable to the Company, or at all. In addition, the Company's failure to consummate the Preferred Offering or other equity offering could hamper its ability to obtain long-term bank or other financing for the K-tel Acquisition - see "Significant Matters" above.

   The Company issued to BMO a warrant to purchase 258,571.95 shares of Common Stock at an exercise price of $.01 per share in connection with the BMO Credit Facility. The value of the warrants amounted to $1,240,000, the balance of which is included in additional paid-in capital. The warrants expire on January 31, 2002 and are subject to antidilution adjustment if, during the term of the BMO Credit Facility, the Company issues shares of Common Stock and does not use the proceeds of such issuance to pay borrowings under the BMO Credit Facility.

   On July 30, 1997, the Company's stockholders approved the issuance of up to $40,000,000 of Preferred Stock, the proceeds from which would be used to retire the indebtedness incurred under the BMO Credit Facility and for working capital and general corporate purposes. Such issuance has not occurred as of the date of this Annual Report and there can be no assurance it will occur, See "Overview" above.

   Subsequent to the IPO in fiscal 1996, the Company retired all of its then-outstanding bank debt, consisting of borrowings against a line of credit totaling $4,980,000 and a term loan of $4,000,000, with net proceeds from the IPO.

   In addition to the Company's near term need to refinance the BMO Credit Facility, the Company's near and long-term capital requirements will depend on numerous factors, including the rate at which the Company grows and acquires new artists and products. The Company has various ongoing needs for capital, including working capital for operations, artist advances and project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of music catalogs, publishing rights and labels. The Company may in the future consummate acquisitions which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions, as well as other ongoing capital needs, may be funded with institutional financing, seller financing and/or additional equity or debt offerings. The Company currently does not have any material commitments for capital expenditures for the next twelve months; however, the Company may choose to purchase K-tel as discussed above.

   Stockholders' equity at May 31, 1997 totaled $7,866,000 compared to $15,215,000 at May 31, 1996. This decrease of $7,349,000 or 48.3% is primarily due to net losses experienced by the Company during fiscal 1997, offset by a $1,240,000 increase to additional paid-in capital related to warrants issued in connection with the financing of the Intersound Acquisition and a $777,000 increase to Common Stock and additional paid-in capital related to the purchase of Double J.

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

   The Company's ability to satisfy its existing debt obligations will depend in the near term on its ability to sell additional equity and obtain long term financing to replace its current debt, and its ability to satisfy both existing and future debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, or restructuring its indebtedness. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In addition, there can be no assurance that the Company will not increase its leverage to meet capital requirements in the future. See --"Liquidity" and "Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Board of Directors and Stockholders
Platinum Entertainment, Inc.


We have audited the consolidated balance sheets of Platinum Entertainment, Inc. as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Entertainment, Inc. at May 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 8, the Company, in conjunction with an acquisition as discussed in Note 3, obtained a term loan in the amount of $25,000,000 and a revolving credit facility in the amount of $10,000,000 ("New Credit Facility") all of which was outstanding at August 29, 1997. The New Credit Facility expires on October 31, 1997. The Company is not currently realizing cash flows sufficient from its operations to retire its outstanding debt obligation due October 31, 1997 and is pursuing alternatives of obtaining additional equity or debt financing. The failure to repay the New Credit Facility would constitute an event of default under the New Credit Facility and would allow the lender to pursue any remedy available to it under the New Credit Facility and applicable law. This condition raises substantial doubt about the Company's ability to continue as a going concern. Note 8 discusses management's plans to address this issue. The financial statements do not include any adjustments to reflect the classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                                   /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 29, 1997

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

                                                                  MAY 31
                                                        ----------------------
                                                             1997        1996

ASSETS
Current assets:
    Cash and cash equivalents                             $    53    $  8,222
    Cash in escrow                                          1,750         -
    Accounts receivable, less allowances of
    $3,291 and $233, respectively                          15,034       4,103
    Artist advances                                         2,444       1,581
    Inventories, less allowances of $350
    and $100, respectively                                  5,416       1,538
    Notes receivable                                           50       1,467
    Other                                                   1,018         473
                                                        ----------------------
Total current assets                                       25,765      17,384

Artist advances, net of current amounts, less
    allowances of $9,745 and $4,942, respectively           2,297       2,093
Equipment and leasehold improvements, net                   1,185         698
Music catalog, less accumulated amortization of $327       19,277        -
Music publishing rights, less accumulated amortization
    of $203 and $90, respectively                           3,624         350
Goodwill, less accumulated amortization of $97              6,001        -
Equity investment in joint venture                          3,154        -
Other                                                       1,001          19
                                                        ----------------------
Total assets                                            $  62,304   $  20,544
                                                        ----------------------
                                                        ----------------------

                     See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                MAY 31
                                                         ---------------------
                                                          1997        1996

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Revolving line of credit                              $  9,706     $  -
   Term loan                                               25,000        -
   Accounts payable                                         4,038         997
   Accrued liabilities and other                            2,521       2,104
   Reserve for future returns                               2,660         800
   Royalties payable                                        5,513       1,428
                                                         ---------------------
 Total current liabilities                                 49,438       5,329

 Convertible subordinated debentures                        5,000        -


 Stockholders' equity:
 Preferred Stock:
   Preferred Stock ($.001 par value); 10,000,000 shares
   authorized, no shares issued and outstanding
   at May 31, 1997 and 1996                                     -        -
 Common Stock:
   Common Stock ($.001 par value); 40,000,000 shares
   authorized, 5,171,439 shares issued and outstanding
   at May 31, 1997 and 5,063,207 shares issued and
   outstanding at May 31, 1996                                  5           5
 Additional paid-in capital                                37,261      35,254
 Accumulated deficit                                      (29,400)    (20,044)
                                                         ---------------------
 Stockholders' equity                                       7,866      15,215
                                                         ---------------------
 Total liabilities and stockholders' equity              $ 62,304     $20,544
                                                         ---------------------
                                                         ---------------------

                     See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        YEAR ENDED MAY 31
                                                             ---------------------------------------
                                                              1997            1996           1995
Gross product sales                                         $  37,502      $  18,322      $  12,575
Less: Returns and allowances                                  (10,568)        (4,732)        (3,126)
Less: Discounts                                                (2,463)          (712)          (507)
                                                             ---------------------------------------
Net product sales                                              24,471         12,878          8,942
Cost of product sales                                          13,288          8,107          4,300
                                                             ---------------------------------------
                                                               11,183          4,771          4,642

Gross artist project revenues                                   3,876          5,368          3,084
Less:  Allowance for unrecoupable artist advances                (855)        (2,507)        (1,128)
                                                             ---------------------------------------
Net artist project revenues                                     3,021          2,861          1,956
Licensing, publishing and other revenues                        1,255          1,799            207
                                                             ---------------------------------------
Net artist project and other revenues                           4,276          4,660          2,163
Cost of artist project and other revenues                       3,752          5,195          2,601
                                                             ---------------------------------------
                                                                  524           (535)          (438)
                                                             ---------------------------------------
Gross profit                                                   11,707          4,236          4,204
Other operating expenses:
   Selling, general and administrative                         13,141          8,017          8,800
   Merger, restructuring and one-time costs                     2,231            -              -
   Depreciation and amortization                                  973            156            133
                                                             ---------------------------------------
                                                               16,345          8,173          8,933
                                                             ---------------------------------------
Operating loss                                                 (4,638)        (3,937)        (4,729)
Interest income                                                   154            106             46
Interest expense                                               (1,385)          (570)          (157)
Other financing costs                                          (3,533)           -              -
Equity gain                                                        48            -              -
                                                             ---------------------------------------
Loss from continuing operations                                (9,354)        (4,401)        (4,840)
Discontinued operations:
   Loss from operations                                           -              -           (2,073)
   Loss on disposal                                               -             (226)        (2,611)
                                                             ---------------------------------------
Loss from discontinued operations                                 -             (226)        (4,684)
                                                             ---------------------------------------
Net loss                                                       (9,354)        (4,627)        (9,524)
Less - Cumulative preferred dividends                             -             (602)           -
                                                             ---------------------------------------
Loss applicable to common shares                            $  (9,354)     $  (5,229)     $  (9,524)
                                                             ---------------------------------------
                                                             ---------------------------------------

Per common share:
Loss from continuing operations                             $   (1.82)     $   (1.71)     $   (2.12)
Loss from discontinued operations                                 -            (0.08)         (2.05)
                                                             ---------------------------------------
Net loss                                                    $   (1.82)     $   (1.79)     $   (4.17)
                                                             ---------------------------------------
                                                             ---------------------------------------

Weighted average number of common shares outstanding        5,136,830      2,925,987      2,284,090


                     See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Preferred Stock                          Common Stock
                                                      -----------------------   -----------------------------------------------
                                                      Series A-2    No Series      Class A    Class B            No Class
                                                                                                          -----------------------
                                                                                                            Shares       Amount
Balance at May 31, 1994                               $      -       $      -     $      -   $        1            40  $      -
Proceeds from issuance of Preferred Stock, net
($.69 per share)                                              18            -            -          -             -           -
Net loss for the year ended May 31, 1995                     -              -            -          -             -           -
Other                                                        -              -            -          -              10         -
                                                      ------------------------------------   ------------------------------------
Balance at May 31, 1995                                       18            -            -            1            50         -
Conversion into Common Stock                                 (18)           -            -           (1)        2,050           2
Initial public offering, net ($11.30 per share)              -              -            -          -           2,740           3
Exercise of stock options                                    -              -            -          -              22         -
Conversion of Series A-1 Redeemable Preferred Stock          -              -            -          -             117         -
Dividends on Series A-1 Redeemable Preferred Stock           -              -            -          -             -           -
Founders' bonus                                              -              -            -          -              65         -
Shares issued in lieu of compensation                        -              -            -          -              19         -
Net loss for the year ended May 31, 1996                     -              -            -          -             -           -
                                                      ------------------------------------   ------------------------------------
Balance at May 31, 1996                                      -              -            -          -           5,063           5
Issuance of Common Stock for business acquisition            -              -            -          -              88         -
Issuance of stock warrants for financing costs               -              -            -          -             -           -
Net loss for the year ended May 31, 1997                     -              -            -          -             -           -
Other                                                        -              -            -          -              20         -
                                                      ------------------------------------   ------------------------------------
Balance at May 31, 1997                               $      -       $      -     $      -   $      -           5,171  $        5
                                                      ------------------------------------   ------------------------------------
                                                      ------------------------------------   ------------------------------------


                                                                                  Stockholders'
                                                      Additional                     Equity
                                                       Paid-In                    (Net Capital
                                                       Capital        Deficit      Deficiency )
Balance at May 31, 1994                               $    1,989    $   (5,292)    $    (3,302)
Proceeds from issuance of Preferred Stock, net
($.69 per share)                                             487           -               505
Net loss for the year ended May 31, 1995                     -          (9,523)         (9,523)
Other                                                        -             -               -
                                                      ------------------------------------------
Balance at May 31, 1995                                    2,476       (14,815)        (12,320)
Conversion into Common Stock                                  17           -               -
Initial public offering, net ($11.30 per share)           30,953           -            30,956
Exercise of stock options                                     56           -                56
Conversion of Series A-1 Redeemable Preferred Stock        1,525           -             1,525
Dividends on Series A-1 Redeemable Preferred Stock           -            (602)           (602)
Founders' bonus                                              -             -               -
Shares issued in lieu of compensation                        227           -               227
Net loss for the year ended May 31, 1996                     -          (4,627)         (4,627)
                                                      ------------------------------------------
Balance at May 31, 1996                                   35,254       (20,044)         15,215
Issuance of Common Stock for business acquisition            777           -               777
Issuance of stock warrants for financing costs             1,240           -             1,240
Net loss for the year ended May 31, 1997                     -          (9,354)         (9,354)
Other                                                        (10)           (2)            (12)
                                                      ------------------------------------------
Balance at May 31, 1997                               $   37,261    $  (29,400)    $     7,866
                                                      ------------------------------------------
                                                      ------------------------------------------


                     See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED MAY 31
                                                            -----------------------------------------
                                                             1997          1996          1995

OPERATING ACTIVITIES
Net loss                                                    $  (9,354)     $  (4,627)     $  (9,523)
Adjustments to reconcile net loss to net cash used in
  continuing operating activities:
   Provision for doubtful accounts                                300             43            -
   Charge to provision for future returns                         277            572            513
   Charge to provision for co-op advertising                       79             83             92
   Charge to provision for slow-moving inventory                  -              100            -
   Charge to provision for unrecoupable artist balances         2,039          3,067          1,128
   Depreciation and amortization                                  973            156            133
   Common Stock issued in lieu of compensation                    -              227            -
   Amortization of loan discount                                1,240            -              -
   Equity gain from joint venture                                 (48)           -              -
Changes in operating assets and liabilities:
   Accounts receivable                                         (2,753)        (1,927)          (189)
   Inventories                                                 (1,447)          (186)          (892)
   Notes receivable                                             1,148         (1,402)           (23)
   Artist advances                                             (2,149)        (4,466)        (3,197)
   Accounts payable                                              (431)          (822)         1,122
   Accrued liabilities and other                                 (591)         1,234            668
   Reserve for future returns                                  (1,044)          (425)           -
   Royalties payable                                            1,405            141            557
   Other                                                         (217)          (523)          (129)
                                                            -----------------------------------------
Net cash used in continuing operating activities              (10,573)        (8,755)        (9,740)
Discontinued operations:
   Depreciation and amortization                                  -              -              539
   Loss on disposal                                               -              226          2,611
   Change in net liabilities                                      -           (1,237)           -
                                                            -----------------------------------------
Net cash used in discontinued operating activities                -           (1,011)         3,150
                                                            -----------------------------------------
Net cash used in operating activities                         (10,573)        (9,766)        (6,590)

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired              (24,026)           -              -
Investment in joint venture                                    (3,063)           -              -
Cash in escrow                                                 (1,750)           -              -
Purchases of equipment and leasehold improvements                (307)          (574)          (238)
                                                            -----------------------------------------
Net cash used in investing activities                         (29,146)          (574)          (238)

FINANCING ACTIVITIES
Net proceeds from (payment of) related parties                    -             (537)           537
Payment of note payable to related party                          -              -             (944)
Net proceeds from (payment of) revolving line of credit         7,106         (3,000)         3,000
Net proceeds from bank term loan                               25,000            -            4,500
Payment of bank term loan                                         -           (4,500)        (4,000)
Payment of long-term debt                                         -              -           (1,140)
Net proceeds from initial public offering                         -           30,956            -
Net proceeds from exercise of stock options                       -               56            -
Net proceeds from issuance of Redeemable Preferred Stock          -              -            4,953
Redemption of Redeemable Preferred Stock                          -           (4,500)           -
Deferred financing costs                                         (556)           -              -
                                                            -----------------------------------------
Net cash provided by financing activities                      31,550         18,475          6,906
                                                            -----------------------------------------

Net increase (decrease) in cash                                (8,169)         8,135             78
Cash and cash equivalents, beginning of year                    8,222             87              9
                                                            -----------------------------------------
Cash and cash equivalents, end of year                      $      53      $   8,222      $      87
                                                            -----------------------------------------
                                                            -----------------------------------------

                     See accompanying notes to financial statements

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  DESCRIPTION OF BUSINESS

Platinum Entertainment, Inc. (the "Company") is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical genres for markets principally in the United
States.   The Company currently produces music in the Gospel, Country, Adult
Contemporary, Blues, Classical, Urban and Compilation genres primarily under the CGI Records, River North Records, House of Blues and Intersound labels. The Company's products are distributed through PolyGram Group Distribution, Inc. ("PGD") and Platinum Christian Distribution and Intersound, both operating divisions of the Company.

The Company's total gross product sales by distribution channel as a percentage of total gross product sales for the fiscal years ended are as follows:

                                       1997           1996           1995
                                        ------------------------------------
PGD                                       47%            58%            59%
Intersound                                33%            -              -
Platinum Christian Distribution            9%            23%            22%
Telemarketing                             -               8%            16%
Other                                     11%            11%             3%

Accounts receivable resulting from product sales through PGD and Platinum Christian Distribution are secured by a distribution agreement (see Note 5). Gross accounts receivable resulting from product sales outside of this distribution agreement are unsecured and approximate $14,298 and $3,010 at May 31, 1997 and 1996, respectively, exclusive of reserves and allowances for future returns, co-op advertising and doubtful accounts (see Note 6).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries: Intersound, Inc. (formerly River North Studios, Inc.); River North Records, Inc.; CGI Records, Inc.; Lexicon Music, Inc.; Light Records, Inc.; The Recording Experience, Inc.; Just Mike Music, Inc.; Peg Publishing, Inc. and Royce Publishing, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed using accelerated methods over the estimated useful lives of the assets (5 to 7 years).

ARTIST ADVANCES
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 50, FINANCIAL REPORTING IN THE RECORD AND MUSIC INDUSTRY, advances to artists and producers are capitalized as an asset when the current popularity and past performance of the artist or producer provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist or producer.

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Any portion of such advances not deemed to be recoupable from future royalties is reserved at the balance sheet date. All other advances which do not meet the above criteria are fully reserved when incurred.

INVENTORIES
Inventories are valued at the lower of cost, determined on the first-in, first-out method of accounting, or market. Inventories consist primarily of finished compact discs and cassette tapes.

ADVERTISING
Promotional costs are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs are fully expensed when incurred. Advertising and promotional expenses were $3,270, $1,968 and $3,664 for fiscal 1997, 1996 and 1995, respectively.

MUSIC CATALOG AND MUSIC PUBLISHING RIGHTS
Music catalog and music publishing rights represent the value allocated to master recordings and copyrights recorded through the purchase method of accounting as a result of the Company's historical acquisitions. The value of such assets is supported by an independent third party appraisal. Such costs are amortized using the straight-line method over the estimated period to be benefited which ranges from 15-25 years. The Company assesses the recoverability of such assets by determining whether the carrying value of the net assets over their remaining lives can be recovered through projected undiscounted future cash flows.

GOODWILL
Goodwill, which represents the excess cost of purchase price over the fair value of identifiable net assets acquired from Intersound, Inc. ("Intersound"), is amortized over the expected period to be benefited of 25 years.

REVENUE RECOGNITION
Net product sales represent revenues derived from sales of records, net of actual returns, discounts and reserves for estimated future returns. Net artist project revenues represent revenues derived from the production and promotion of artist records, net of reserves for estimated unrecoupable amounts. Revenues derived from the licensing of recorded masters are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee. Publishing revenues are recognized by the Company on a cash basis.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash equivalents, trade accounts receivable, notes receivable, trade accounts payable, revolving line of credit, term loan and convertible subordinated debentures. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

INCOME TAXES
Deferred income taxes are calculated based on the differences between the bases of assets and liabilities for financial statement and income tax return purposes, primarily related to the reserves for doubtful accounts receivable, unrecoupable artist advances and future returns, at the enacted tax rates at which the resulting taxes are expected to be paid. See Note 9 for further details.

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STOCK-BASED COMPENSATION
SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying Common Stock.

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

SFAS No. 128, EARNING PER SHARE, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in APB Opinion No. 15, EARNINGS PER SHARE. Common stock equivalents under APB Opinion No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of diluted EPS. This Statement is effective for the Company's fiscal quarter ending February 28, 1998. The impact of SFAS 128 will not be material to the Company's financial disclosures.

CAPITAL STRUCTURE
SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, establishes standards for disclosing information about an entity's capital structure. This Statement requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. This Statement is effective for the Company's fiscal year ending May 31, 1998. The impact of SFAS 129 is not expected to materially change the Company's financial disclosures.

RECLASSIFICATIONS
Certain amounts in the fiscal 1996 and 1995 consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

3.  ACQUISITIONS

During June 1996, the Company acquired substantially all of the assets of R.E.X. Music, Inc. ("REX") for $480, which approximated the indebtedness of REX to the Company (which primarily arose during fiscal 1996) and $100 in accrued liabilities. REX produces, licenses and markets recorded music, primarily in

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the Gospel genre. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $580 approximates the fair value of the assets acquired. The assets acquired include accounts receivable, artist advances, inventory, music publishing rights and artist contracts. The value allocated to music publishing rights and artist contracts totaled $440 and is being amortized over 15 years using the straight-line method.

During September, 1996, the Company acquired substantially all of the assets of Double J Music Group ("Double J") for 88,000 shares of Common Stock of the Company and the assumption of approximately $100 of debt and $75 of accrued liabilities. Double J develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $952 approximates the fair value of the assets acquired. The purchase value was primarily allocated to music publishing rights and is being amortized over 25 years using the straight-line method.

Effective January 1, 1997, the Company purchased substantially all of the assets of Intersound for consideration of $24,000 in cash, $5,000 in convertible subordinated debentures and the assumption of certain liabilities. See Notes 9 and 16 below for details of the financing. Intersound produces, licenses, markets and distributes recorded music for Compilation, Urban, Gospel, Classical and other genres. The Acquisition has been accounted for by the purchase method of accounting and the purchase price of $41,000, including assumed liabilities, exceeds the fair value of the assets acquired by $6,098, which represents goodwill. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values; the amounts allocated to music catalog, music publishing rights and goodwill are being amortized over 25 years using the straight-line method.

Pro forma results of operations for the acquisitions, as if the acquisitions had occurred at the beginning of fiscal 1996, for the fiscal years ended are as follows:


                                           1997           1996
-----------------------------------------------------------------
                                                 (UNAUDITED)
Gross revenues                          $  61,332      $  57,163
Net revenues                               42,004         40,327
Gross profit                               19,793         17,606
Operating loss                             (2,959)        (2,503)
Net loss from continuing operations        (9,858)       (10,022)

Net loss per common share from
 continuing operations                   $  (1.92)      $  (3.63)

See also Note 18.


4.  JOINT VENTURE

The Company and House of Blues Records, Inc. ("HOB") formed the House of Blues Music Company, a joint venture between HOB and the Company ("Venture"), effective November 1, 1996. The Company invested approximately $3,100 for a 50% interest in the Venture. HOB contributed to the Venture a license in HOB's trademarks, logo and other intellectual property in consideration for its 50% interest in the Venture. HOB is a subsidiary of House of Blues

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Entertainment, Inc. The Chairman and Chief Executive Officer of House of Blues Entertainment, Inc. is also a director of the Company.

The Venture develops and produces recordings and related film and video properties featuring primarily Blues and Gospel music. The Venture, exclusively through the Company, manufactures, distributes, performs, exhibits and sells sound recordings and related audiovisual works under the "House of Blues" label. The Company distributes the Venture's products through its normal distribution channels for a fee to the Venture. The Company recorded gross revenues and gross profit from the distribution of Venture products of $3,404 and $368 for fiscal 1997, respectively. In addition, the Company charged the Venture $125 related to House of Blues releases for producer and artist and repertoire services.

The Company records the activity of the Venture under the equity method of accounting for investments in joint ventures. Earnings and distributions of the Venture are allocated to the Company and HOB in accordance with the Venture agreement. During fiscal 1997, the Company recorded $48 representing its share of the earnings in the Venture.

5.  DISTRIBUTION AGREEMENT

The Company has an exclusive domestic distribution agreement with PGD ("PGD Agreement"). The term of the PGD Agreement is through December 31, 2002, unless extended or terminated under certain provisions of the PGD Agreement. The PGD Agreement appoints PGD exclusive distributor of the Company's products (other than Intersound product) through normal retail channels, which excludes certain methods of distribution as defined. The distribution services rendered by PGD include billing and collecting from customers, bearing bad debts, distributing promotional items, advertising, inventory control activities and processing returns. Distribution fees paid by the Company for such services provided by PGD to secular accounts include 15-18% of net sales generated by PGD and an additional 2% of the credit price for all product returns. For sales to stores in the Christian bookstore market, the distribution fee is 12% of net sales.
The payment of all such fees owed to PGD by the Company is secured by all of the Company's inventories in PGD's possession awaiting distribution. Inventories held by PGD are $843 and $901 at May 31, 1997 and 1996, respectively. Accounts receivable due from PGD are $4,027 and $1,326 at May 31, 1997 and 1996, respectively. Gross product sales distributed through PGD were $17,605, $9,969 and $6,944 for fiscal 1997, 1996 and 1995, respectively.

6.  VALUATION AND QUALIFYING ACCOUNTS

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Activity of the Company's valuation and qualifying accounts for the fiscal years ended are as follows:




                                                                     Additions
                                                           -----------------------------
                                               Balance at     Charged to     Charged to                           Balance
                                              Beginning of    Costs and        Other                              at End
                                                  Year        Expenses        Accounts        Deductions          of Year
                                                  ----        --------        --------        ----------          --------
FISCAL 1997
   Reserve for future returns                  $      800   $     -       $    2,904   (1)    $    1,044   (4)   $    2,660
   Reserve for co-op advertising                      175          79            345   (2)            33   (5)          566
   Allowance for doubtful accounts                     58         300          2,414   (2)            47   (6)        2,725
   Reserve for unrecoupable artist advances         4,942         -            5,128   (3)           325   (7)        9,745
   Allowance for slow-moving inventory                100         -              250   (2)           -                  350
                                               ---------------------------------------        -------------     -------------

                                               $    6,075   $     379     $   11,041          $    1,449         $   16,046
                                               ---------------------------------------        -------------     -------------
                                               ---------------------------------------        -------------     -------------

FISCAL 1996

   Reserve for future returns                  $      653   $     -       $      572   (1)    $      425   (4)   $      800
   Reserve for co-op advertising                       92          83            -                   -                  175
   Allowance for doubtful accounts                     30          43            -                    15   (6)           58
   Reserve for unrecoupable artist advances         3,010         -            3,067   (3)         1,135   (7)        4,942
   Allowance for slow-moving inventory                -           100            -                   -                  100
                                               ---------------------------------------        -------------     -------------

                                               $    3,785   $     226     $    3,639          $    1,575         $    6,075
                                               ---------------------------------------        -------------     -------------
                                               ---------------------------------------        -------------     -------------

FISCAL 1995

   Reserve for future returns                  $      140   $     -       $      513   (1)    $      -           $      653
   Reserve for co-op advertising                      -            92            -                   -                   92
   Allowance for doubtful accounts                     40         -              -                    10   (6)           30
   Reserve for unrecoupable artist advances         1,882         -            1,128   (3)           -                3,010
                                               ---------------------------------------        -------------     -------------

                                               $    2,062   $      92     $    1,641          $       10         $    3,785
                                               ---------------------------------------        -------------     -------------
                                               ---------------------------------------        -------------     -------------



(1)  Estimated future sales returns, charged against gross product sales.
     Fiscal 1997 amounts includes $2,627 related to acquisitions accounted for under the purchase method of accounting.
(2) Relates to acquisitions accounted for under the purchase method of accounting.
(3) Estimated unrecoupable artist advances, charged against gross artist project revenues. Fiscal 1997 amount includes $3,089 related to acquisitions accounted for under the purchase method of accounting and $859 charged to merger, restructuring and one-time costs.
(4)  Actual sales returns, charged against reserve for future returns.
(5) Actual co-op advertising credits taken by customers, charged against reserve for co-op advertising.
(6)  Write-offs, net of recoveries.
(7)  Recoupment of reserved advances and write-offs.

7.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Equipment and leasehold improvements consists of the following:

                                                        MAY 31
                                               -----------------------
                                                1997           1996
                                               -----------------------
Office equipment and computers                $  1,041        $   499
Furniture and fixtures                             306            267
Leasehold improvements                             217            150
Audio equipment                                    157             11
Warehouse equipment                                 44            -
Autos                                                5              5
                                               -----------------------
                                                 1,770            932
Less:  Accumulated depreciation                    585            234
                                               -----------------------
Equipment and leasehold improvements, net     $  1,185        $   698
                                               -----------------------
                                               -----------------------

During fiscal 1996, the Company purchased $421 of office equipment, furniture and fixtures, and leasehold improvements from a company that is wholly owned by a director, officer and stockholder of the Company.

8.  DEBT

Convertible subordinated debentures in the aggregate principal amount of $5,000 were issued to Intersound in connection with the Intersound Acquisition on January 31, 1997. The debentures mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (6.975% at May 31, 1997) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the debentures.

On January 31, 1997, the Company entered a Credit Agreement with Bank of Montreal ("BMO"), individually and as agent, to provide a 90-day term loan in the amount of $25,000 and a 90-day revolving credit facility in the amount of $10,000 (the "BMO Credit Facility"). The BMO Credit Facility expires October 31, 1997. The interest incurred on the BMO Credit Facility was originally Libor plus 6% and was increased to Libor plus 9% effective August 1, 1997.
In addition, the Company issued warrants to BMO (see Note 15 below for details). As of August 29, 1997, no additional funds are available under the revolving credit facility. The Company intends to replace the BMO Credit Facility with the net proceeds from an offering of the Company's preferred stock ("Preferred Offering") (see Note 14 below for details), other equity, other long-term bank financing, or a combination of the foregoing. If the Preferred Offering or other methods of refinancing does not occur, the consequences would be materially adverse to the Company's business, results of operations and financial position. While the Company would pursue alternative methods to refinance the BMO Credit Facility, there are no assurances that such financing could be obtained on terms favorable to the Company, or at all. In addition, the Company's failure to consummate the Preferred Offering could hamper its ability to obtain long-term bank or other financing for the K-tel Acquisition (see Note 18 for details).

Subsequent to the IPO in fiscal 1996, the Company retired all of its then-outstanding bank debt, consisting of borrowings against a line of credit totaling $4,980 and a term loan of $4,000, with net proceeds from the IPO.

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest expense and cash paid for interest for the fiscal years ended are as follows:

                                       1997           1996           1995
----------------------------------------------------------------------------
Interest expense, total             $  1,385        $   891        $   597
Interest expense relating to
 discontinued operations                 -              333            447
Cash paid for interest                   985          1,022            516


Other financing costs totaled $3,533 for fiscal 1997 and include amortization of $1,240 for the loan discount related to the warrants issued to BMO and $2,293 for initial closing and subsequent extensions of the BMO Credit Facility.

9.  INCOME TAXES

Significant components of deferred income taxes consist of the following:

                                                        MAY 31
                                             -----------------------
                                              1997           1996
                                             -----------------------
Net operating loss carryforwards            $  8,083       $  4,741
Reserve for unrecoupable artist advances       3,703          1,878
Allowance for doubtful accounts                1,036             22
Reserve for future returns                     1,011            304
Other                                           (202)           368
                                             -----------------------
                                              13,631          7,313
Less: Valuation allowance                     13,631          7,313
                                             -----------------------
Net deferred income tax asset               $    -         $    -
                                             -----------------------
                                             -----------------------

The valuation allowance increased $6,318 and $1,735 during fiscal 1997 and 1996, respectively, due principally to net operating loss carryforwards and differences between the book and tax accounting treatment of the reserve for unrecoupable artist advances.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $22,601, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the IPO. Accordingly, approximately $12,349 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200.

10. MERGER, RESTRUCTURING AND ONE-TIME COSTS


As a result of the acquisitions discussed in Note 3, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-off's, warehouse closing costs and other related costs. Such costs incurred approximated $1,650, of which $315 is accrued at May 31, 1997, relating primarily to severance costs and a distribution termination fee. The restructuring is expected to be completed by the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. In addition, one-time costs include write-offs of artist advances of $581 in areas for which the Company has chosen to redirect its resources.

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. RELATED PARTY TRANSACTIONS

During fiscal 1996, the Company retired all of its outstanding related party debt with net proceeds from the IPO. Principal and interest payments to related parties during this period totaled $4,867 and $202, respectively. Interest expense incurred due to related parties approximated interest paid to related parties.

Under an agreement dated May 1996, the Company sold certain audio-visual rights for $401 and its right to free future studio usage for $850 to a minority stockholder and former officer of the Company (see Note 13). The $401 is reflected in licensing, publishing and other revenues in the accompanying fiscal 1996 statement of operations. The $850 was credited to deferred revenues and is being amortized to offset cost of artist projects over a 27-month period. As a result, the notes receivable balance at May 31, 1996 includes $1,058 relating to these transactions.

See also Notes 4, 7, 13 and 14.

12. LEASES

Future minimum rental payments due under noncancelable operating leases having an initial term of more than one year as of May 31, 1997, are $561 and $225 for fiscal 1998 and 1999, respectively.


Rent expense for the fiscal years ended is as follows:

                                            1997           1996           1995
-------------------------------------------------------------------------------

Rent expense, total                      $   547        $   619        $   583
Rent expense relating to discontinued
 operations                                  -              340            309

13. DISCONTINUED OPERATIONS

During fiscal 1995, the Board of Directors approved a plan to sell the studio operations of River North Studios, Inc. ("RNS"). As part of such plan, the Company sold RNS in fiscal 1996 to a company which is owned 80% by a minority stockholder and former officer of the Company. As consideration, the Company, under a five-year agreement, was entitled to use the recording studio for an amount of recording time, as defined in the agreement, at no charge. However, as management could not estimate future usage of the recording studio, the sale was recorded with no dollar value assigned to this consideration. This agreement was subsequently terminated.

The Company recorded a charge during fiscal 1995 to write-down the assets of RNS to their estimated net realizable value, which were determined to be zero, and to accrue for operating losses through the disposal date ($1,373 and $1,237, respectively). Included in the operating losses through the disposal date are rent and utility costs that were incurred subsequent to the disposal date that were not assumed by the buyer. The fiscal 1996 net loss includes $226 related to operating costs, including charges for management, administration and interest, in excess of amounts estimated at the measurement date.

No income tax benefits have been allocated to RNS losses because there are no realizable taxable benefits available to allocate to the discontinued operations. RNS losses are included in the Company's net operating loss carryforwards disclosed in Note 9.

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Gross revenues of RNS were $183 and $345 for fiscal 1996 and 1995, respectively. During fiscal 1996, the Company charged the discontinued operations approximately $302 for management and administrative services and additional interest cost. The additional interest cost is the interest incurred by the Company for using its revolving line of credit to fund the working capital requirements of the discontinued operations. Such allocations were not applicable for the year ended May 31, 1995.

14. COMMON AND PREFERRED STOCK

The proceeds from issuance of Redeemable Preferred Stock during fiscal 1995 of $4,953 are net of issuance costs of $97 and proceeds of $975 received prior to fiscal 1995 by the Company for such issuance.

The issuance of 1,515,152 shares of Series A-1 Preferred Stock and 1,515,152 shares of Series A-2 Preferred Stock during fiscal 1995 for total proceeds of $500 was to a related party.

During March 1996, the Company sold a total of 2,740,000 shares of Common Stock in an IPO for $13 per share, resulting (after payment of underwriting discounts and commissions and a financial advisory fee) in net proceeds of $32,127. The net proceeds were used to: (i) retire outstanding related party debt of $4,867; (ii) retire outstanding borrowings under the Company's bank line of credit of $4,980; (iii) retire an outstanding term loan of $4,000; (iv) redeem a portion of the Company's Series A-1 Non-Convertible Preferred Stock for cash of $4,500 (along with stock issuance discussed below which, together, included $602 of cumulative preferred dividends) and (v) pay costs related to the public sale, approximating $1,170. The remaining net proceeds were used for working capital and other general corporate purposes, including acquisitions.

Immediately prior to the IPO, a one-for-twenty-five reverse split of the Company's Common Stock, Class A Common Stock and Class B Common Stock occurred (par value of the shares restated to $.001). Simultaneous with the closing of the IPO, each share of the Company's Class A Common Stock and Class B Common Stock then outstanding converted into one share of Common Stock, each share of Series A-2 Convertible Preferred Stock then outstanding converted into one-twenty-fifth of one share of Common Stock and 22,200 shares of Common Stock were issued to certain stockholders exercising options (having an exercise price of $2.50 per share). Subsequent to the IPO, 117,305 shares of Common Stock were issued in connection with the redemption of the Company's Series A-1 Non-Convertible Stock and 65,000 shares of Common Stock were issued to certain of the Company's founders.

At May 31, 1997, the following unissued shares of common stock have been reserved for future issuance:

Stock option plans                      1,625,000
Convertible subordinated debentures       510,000
Warrants                                  259,000
                                     ------------

                                        2,394,000
                                     ------------
                                     ------------

The Company has not paid dividends on its shares of Common Stock to date.

15. WARRANTS

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In January 1997, the Company issued to BMO a warrant to purchase 258,571.95 shares of Common Stock at an exercise price of $.01 per share in connection with the BMO Credit Facility. The value of the warrants amounted to $1,240, the balance of which is included in additional paid-in capital. The warrants expire on January 31, 2002 and are subject to antidilution adjustment if, during the term of the BMO Credit Facility, the Company issues shares of Common Stock and does not use the proceeds of such issuance to pay borrowings under the BMO Credit Facility.

16. RETIREMENT PLAN

Employees of the Company are eligible to participate in a defined-contribution benefit plan ("Plan") upon completing six months of service and attaining age
21. The Company may make a matching contribution and an additional discretionary contribution as defined by the Plan. No Company contributions were made during fiscal 1997, 1996 and 1995, respectively.

17. STOCK-BASED COMPENSATION

Under the Platinum Entertainment, Inc. 1993 Stock Option Plan ("1993 Plan"), incentive and nonqualified stock options may be granted to eligible participants entitling them to purchase shares of Common Stock at an option price determined by a committee appointed by the Board of Directors (Committee) to administer the 1993 Plan. The option period is 10 years and 15 years from the date of grant for incentive stock options and nonqualified stock options, respectively. The exercise price for incentive options may not be less than fair market value on the date the option is granted (110% of fair market value in the case of a greater than 10% stockholder), and at no time shall any one participant hold options exercisable for more than 30% of the total Common Stock reserved for issuance under the 1993 Plan. The Company has reserved 121,800 shares of Common Stock for issuance under the 1993 Plan. The exercisability of the options is subject to determination by the Committee.

Under the Platinum Entertainment, Inc. 1995 Directors' Stock Option Plan ("Directors' Plan"), nonqualified stock options may be granted to directors of the Company who are not employees entitling them to purchase shares of Common Stock at an option price equal to the fair market value on the date of grant. The Company has reserved 106,000 shares of Common Stock for issuance under the Directors' Plan. The exercisability of the options is subject to determination by the Committee.

Under the Platinum Entertainment, Inc. 1995 Employee Incentive Compensation Plan ("Incentive Plan"), incentive awards in the form of stock options, stock appreciation rights, deferred stock or other such awards may be granted as determined by the Committee. The Company has reserved 1,398,000 shares of Common Stock for issuance under the Incentive Plan. The eligibility of participants is at the discretion of the Committee and may include nonemployees. The option price and exercisability are determined by the Committee provided that the option price per share is not less than the fair value per share on the date the option is granted, and that no option is exercisable more than 10 years from the date of grant, except in the case of incentive stock options for a greater than 10% stockholder, in which case the option period cannot exceed five years.

A summary of the activity of the Company's stock option plans is as follows:

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STAEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   1997                           1996                          1995
                                        ---------------------------   ----------------------------  ----------------------------
                                                         Weighted                       Weighted                     Weighted
                                                         Average                        Average                      Average
                                                         Exercise                       Exercise                     Exercise
                                            Options       Price          Options         Price          Options       Price
-------------------------------------------------------------------   ----------------------------  ----------------------------
Outstanding - beginning of year            937,800    $      9.56        399,100    $      6.16        142,800    $      2.40
Granted                                    952,478           6.16        560,900          11.70        256,300           8.25
Exercised                                        -              -        (22,200)          2.50              -              -
Forfeited                                 (265,434)         11.47              -              -              -              -
                                        ---------------------------   ----------------------------  ----------------------------

Outstanding - end of year                1,624,844    $      7.25        937,800    $      9.56        399,100    $      6.16
                                        ---------------------------   ----------------------------  ----------------------------
                                        ---------------------------   ----------------------------  ----------------------------

Exercisable at end of year               1,063,645    $      6.80        355,567    $      6.26        366,567    $      5.97

Weighed average fair value of
options granted during the year                       $      4.27                   $      8.03


Other information regarding options as of May 31, 1997 is as follows:

                                   Weighed      Weighted
                                   Average      Average
     Options        Options        Exercise    Contractual
   Outstanding    Exercisable       Price         Life
------------------------------  ---------------------------
     40,000        40,000       $      0.25    6.3 years
     67,400        67,400              2.50    5.5 years
  1,244,544       865,279              6.68    9.1 years
    272,900        90,966             12.08    8.9 years
------------------------------
  1,624,844     1,063,645
------------------------------
------------------------------

In February 1997, 200,000 options which originally had an exercise price of $11.625 were repriced to $6.25, representing the market price of the Common Stock on the date the repricing occurred. In addition, approximately 395,000 options which originally vested in three equal annual increments beginning in April 1997 were fully vested as of February 1997.

Pursuant to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS
No. 123"), the Company is required to disclose the pro forma effects on net loss and earnings per share as if the Company had elected to use the fair value approach to account for all its stock-based compensation plans. If compensation cost for the Company's plans had been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share for the fiscal years ended would be increased as follows:



                                            1997           1996
--------------------------------------------------------------------

Net loss applicable to common shares     $  (9,354)      $ (5,229)
Pro forma net loss                         (13,839)        (5,501)
Net loss per share                           (1.82)         (1.79)
Pro forma net loss per share                 (2.69)         (1.88)


The fair value of each grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             1997           1996
                                           ---------      ---------
Expected dividend yield                           0%             0%
Expected stock price volatility                 0.59           0.59
Risk-free interest rate                        6.54%          6.54%
Weighted-average expected life of options    8 years        8 years

Option valuation models require the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

18. PENDING ACQUISITION

On March 3, 1997, the Company and K-tel signed a purchase and sale agreement (the "K-tel Agreement") pursuant to which the Company may acquire K-tel's worldwide music business assets, except for K-tel's European and former Soviet Union music business, through the purchase of the stock of K-tel (USA) and Dominion, both wholly-owned subsidiaries of K-tel (the "K-tel Acquisition"). The purchase price is expected to be $35,000 subject to certain adjustments. Subject to satisfaction of the closing conditions specified in the K-tel Agreement, the transaction is expected to close on or before October 31, 1997.

Pursuant to the K-tel Agreement, the Company deposited $1,750 in escrow which will be applied to the purchase price or paid to K-tel in the event the transaction is not consummated under certain circumstances, including the failure of the Company to obtain financing for the transaction.

19. LITIGATION

The Company is a party in various lawsuits which have arisen in the normal course of business. In the opinion of management, based on advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

20. SUBSEQUENT EVENT

On July 30, 1997, the Company's stockholders approved the issuance of up to $40,000 of Preferred Stock, the proceeds from which the Company intends to retire the indebtedness incurred under the BMO Credit Facility (see Note 8 above for details) and for working capital and general corporate purposes. Such issuance is pending.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)  1.   The following Consolidated Financial Statements and Notes thereto, are included herein:

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

4.6 * Convertible Promissory Note, dated January 31, 1997, issued by the Registrant in the principal amount of $1,875,000 is herein incorporated by reference to the Intersound 8-K.
4.7 * Warrant to Purchase Shares of Common Stock of the Registrant, dated January 31, 1997, is herein incorporated by reference to the Intersound 8-K.
10.1* Letter Agreement by and between House of Blues Records, Inc. and the Registrant, dated August 26, 1996, is herein incorporated by reference to the Registrants Form 10-Q filed with the Commission on October 14, 1996 pursuant to Section 13 of the Securities Exchange Act of 1934 (the "First Quarter 10-Q").
10.2* Asset Purchase Agreement by and between Scott Entertainment, Inc., shareholders of Scott Entertainment, Inc., as listed in the Asset Purchase Agreement, and the Registrant, dated September 19, 1996, with exhibits, is herein incorporated by reference to the First Quarter 10-Q.
10.3* Amended and Restated Platinum Entertainment, Inc. 1995 Employee Incentive Compensation Plan is herein incorporated by reference to the First Quarter 10-Q.
10.4* Agreement for Purchase of Joint Venture Interest by the Registrant from Private, Inc., dated as of November 12, 1996 is herein incorporated by reference to the Registrant's Form 8-K filed pursuant to Section 13 of the Securities Exchange Act of 1934, dated as of November 12, 1996 (the "HOB 8-K").
10.5* Disclosure Letter to Agreement for Purchase of Joint Venture Interest by Platinum Entertainment, Inc. from Private, Inc. is herein incorporated by reference to the HOB 8-K.
10.6* Assignment and Assumption of Joint Venture Interest, by and among the Registrant, Private, Inc. and Bertelsman Music Group, Inc., dated as of November 12, 1996 is herein incorporated by reference to the HOB 8-K.
10.7* Asset Purchase Agreement, by and between River North Studios, Inc. (subsidiary of the Registrant) and Intersound, Inc., dated as of November 13, 1996 is herein incorporated by reference to the Registrant's Form 10-Q filed with the Commission on January 14, 1997 pursuant to Section 13 of the Securities Exchange Act of 1934.
10.8* First Amendment to Asset Purchase Agreement, dated January 31, 1997, between River North Studios, Inc. and Intersound, Inc. is herein incorporated by reference to the Intersound 8-K.
10.9* Employment Agreement of Don Johnson, dated February 1, 1997 is herein incorporated by reference to the Intersound 8-K.
10.10* Amended and Restated Credit Agreement, dated as of January 31, 1997, among the Registrant, Bank of Montreal and the Banks who are or may become parties thereto is herein incorporated by reference to the Intersound 8-K.
10.11* Security Agreement, dated as of January 31, 1997, among the Registrant, Bank of Montreal and the Banks who are or may become parties thereto is herein incorporated by reference to the Intersound 8-K.
10.12* Security Agreement re: Intellectual Property, dated as of January 31, 1997, among the Registrant, its subsidiaries and Bank of Montreal is herein incorporated by reference to the Intersound 8-K.
10.13* Pledge Agreement, dated as of January 31, 1997, between the Registrant and Bank of Montreal is herein incorporated by reference to the Intersound 8-K.
10.14* Guaranty, dated as of January 31, 1997, made by Steven Devick is herein incorporated by reference to the Intersound 8-K.
10.15* Term Credit Note, dated January 31, 1997, issued by the Registrant in the principal amount of $25,000,000 is herein incorporated by reference to the Intersound 8-K.
10.16* Revolving Credit Note, dated January 31, 1997, issued by the Registrant in the principal amount of $10,000,000 is herein incorporated by reference to the Intersound 8-K.
10.17* Purchase and Sale Agreement, dated March 3, 1997, between Platinum Entertainment, Inc. and K-tel International, Inc. is herein incorporated by reference to the Registrant's

          Form 10-Q filed with the Commission on April 11, 1997 pursuant to
          Section 13 of the Securities Exchange Act of 1934 (the "Third Quarter 10-Q").
10.18* Earnest Money Escrow Agreement, dated March 3, 1997, among Platinum Entertainment, Inc., K-tel Entertainment, Inc. and Midwest Trust Services, Inc. is herein incorporated by reference to the Third Quarter 10-Q.
10.19* Voting Agreement, dated March 3, 1997, among Platinum Entertainment, Inc., Mr. Philip Kives, K-5 Leisure Products, Inc. and National Development Ltd. is herein incorporated by reference to the Third Quarter 10-Q.
10.20*    First Amendment to Amended and Restated Credit Agreement, dated
          April 22, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
10.21*    Second Amendment to Amended and Restated Credit Agreement, dated
          June 12, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
10.22*    Third Amendment to Amended and Restated Credit Agreement, dated
          July 31, 1997 between Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, and PPM America Special Investments Fund L.P. and the Guarantors' Consent attached thereto.
11.*      Statement re computation of per share earnings.
27.       Financial Data Schedule.


-----------------
*Previously filed


(b)       Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of November, 1997.


                                             PLATINUM ENTERTAINMENT, INC.


                                             By:   /s/ STEVEN DEVICK
                                                  -----------------------
                                                       Steven Devick
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons in the capacities indicated on November 25, 1997.





          SIGNATURE                               TITLE
       --------------                        ----------------

      /s/ STEVEN DEVICK                      Chairman of the Board, President and Chief
      -----------------                      Executive Officer (principal executive officer)
        Steven Devick


      /s/ DOUGLAS C. LAUX                    Chief Financial Officer (principal financial and
      -------------------                    accounting officer) and Director
       Douglas C. Laux

      /s/ MICHAEL P. CULLINANE
      --------------------                   Director
      Michael P. Cullinane

      /s/ ANDREW J. FILIPOWSKI
      --------------------                   Director
      Andrew J. Filipowski


      /s/ THOMAS J. SALENTINE
      --------------------                   Director
      Thomas J. Salentine
