Form 10-Q/A
period 1997-08-31
PLATINUM ENTERTAINMENT INC
filed 1997-11-26
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q/A

                   Amendment No. 1 to Quarterly Report on Form 10-Q


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


5,274,403 Shares of Common Stock, par value $.001 per share, at November 25,
1997

The Registrant hereby amends the Form 10-Q filed October 14, 1997 in order to reclassify certain financial information for the three months ended August 31, 1997. Such reclassification does not affect gross revenues, operating loss or loss per share.

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
                                                          ---------------------
                                                          ---------------------

                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        QUARTER ENDED AUGUST 31
                                                        -----------------------
                                                            1997       1996
                                                                (UNAUDITED)

     Gross product sales                                 $  11,478    $  5,647
     Less: Returns and allowances                           (3,172)     (1,073)
     Less: Discounts                                          (604)       (444)
                                                        -----------------------
     Net product sales                                       7,702       4,130
     Cost of product sales                                   3,526       2,416
                                                        -----------------------
                                                             4,176       1,714

     Gross artist project revenues                           1,290       1,180
     Less:  Allowance for unrecoupable artist advances        (143)       (150)
                                                        -----------------------
     Net artist project revenues                             1,147       1,030
     Licensing, publishing and other revenues                  669         141
                                                        -----------------------
     Net artist project and other revenues                   1,816       1,171
     Cost of artist project and other revenues               1,222       1,229
                                                        -----------------------
                                                               594         (58)
                                                        -----------------------
     Gross profit                                            4,770       1,656
     Other operating expenses:
       Selling, general and administrative                   3,964       2,304
       Merger, restructuring and one-time costs                846        -
       Depreciation and amortization                           485          70
                                                        -----------------------
                                                             5,295       2,374
                                                        -----------------------
     Operating loss                                           (525)       (718)
     Interest income                                            21          90
     Interest expense                                       (1,209)         (3)
     Other financing costs                                    (450)       -
     Equity gain                                                15        -
                                                        -----------------------
     Net loss                                            $  (2,148)  $    (631)
                                                        -----------------------
                                                        -----------------------
     Per common share                                    $   (0.42)  $   (0.12)

     Weighted average number of common
     shares outstanding                                  5,174,734   5,063,204

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


4.   PREFERRED STOCK

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

5.   MERGER, RESTRUCTURING AND ONE-TIME COSTS

     As a result of the acquisitions completed by the Company during fiscal 1997, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring cost include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs approximated $1,650 for fiscal 1997, of which $315 and $240 were accrued at May 31 and August 31, 1997, respectively, relating primarily to severance costs and a distribution termination fee. The restructuring is expected to be completed by the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the three months ended August 31, 1997 include $775 of legal, accounting, and other incremental costs incurred by the Company associated with the Acquisition of K-tel. Such transaction was terminated by the Company. See "Subsequent Event" below.

6.   RECLASSIFICATIONS

     Certain amounts in the three months ended August 31, 1996 consolidated statements of operations have been reclassified to conform with the three months ended August 31, 1997 presentation.

7.   SUBSEQUENT EVENT

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

     See also Note 4.

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

          As a result of the acquisitions completed by the Company during fiscal 1997, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs approximated $1,650,000 for fiscal 1997, of which $240,000 was accrued at August 31, 1997, relating primarily to severance costs and a distribution termination fee. The restructuring is expected to be completed by the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the three months ended August 31, 1997 include $775,000 of legal, accounting, and other incremental costs incurred by the Company associated with the Acquisition of K-tel. Such transaction was terminated by the Company. See "Significant Matters" below.

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




                                                   QUARTER ENDED AUGUST 31
                                    ------------------------------------------------------
                                      1997                            1996
                                    ------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)

Total gross revenues . . . . . . .    $13,437      100.0%              $6,968       100.0%

Less:  Returns and allowances. . .     (3,172)     -23.6%              (1,073)      -15.4%
Less:  Discounts . . . . . . . . .       (604)      -4.5%                (444)       -6.4%
Less: Allowances for
  unrecoupable
  artist advances. . . . . . . . .       (143)      -1.1%                (150)       -2.2%
                                      ---------                       ---------

Total net revenues . . . . . . . .      9,518       70.8%               5,301        76.0%
Cost of product sales. . . . . . .      3,526       26.2%               2,416        34.7%
Cost of artist projects
  and other revenues . . . . . . .      1,222        9.1%               1,229        17.6%
                                      ---------                       ---------
Total cost of sales and
  services . . . . . . . . . . . .      4,748       35.3%               3,645        52.3%
                                      ---------                       ---------
Gross profit . . . . . . . . . . .      4,770       35.5%               1,656        23.7%

Other operating expenses:
Selling, general and
  administrative expenses. . . . .      3,964       29.5%               2,304        33.1%
Merger, restructuring and
  one-time costs . . . . . . . . .        846        6.3%                  -            -
Depreciation and amortization. . .        485        3.6%                  70         1.0%
                                      ---------                       ---------
Operating loss . . . . . . . . . .       (525)      -3.9%                (718)      -10.4%
Interest income. . . . . . . . . .         21        0.2%                  90         1.3%
Interest expense . . . . . . . . .     (1,209)      -9.0%                  (3)          -
Other financing costs. . . . . . .       (450)      -3.3%                  -            -
Equity gain. . . . . . . . . . . .         15        0.1%                  -            -
                                      ---------                       ---------
Net loss . . . . . . . . . . . . .    ($2,148)     -15.9%               ($631)       -9.1%
                                      ---------                       ---------
                                      ---------                       ---------

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

RETURNS AND ALLOWANCES

    Returns and allowances increased $2,099,000 or 195.6% to $3,172,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. Returns and allowances as a percentage of gross product sales, less discounts, increased to 29.2% for the current fiscal quarter from 20.6% for the comparable period of the prior fiscal year. The increase is primarily due to increased activity in the Company's direct-to-retail system which historically has experienced higher returns than the Company's third-party distributor.

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

GROSS PROFIT


    Gross profit increased $3,114,000 or 188.0% to $4,770,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. As a percentage of gross revenues, gross profit increased to 35.5% for the current fiscal quarter from 23.7% for the comparable period of the prior fiscal year. The increase is primarily a result of the lower cost of product sales associated with direct to retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.


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

MERGER, RESTRUCTURING AND ONE-TIME COSTS


    See "Overview" above for details of nonrecurring merger, restructuring and one-time costs of $846,000.


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


    The Company intends to upgrade its current computer systems prior to the end of fiscal 1998. While the Company has no material purchase commitments to date, estimated expenditures are $500,000 to $750,000.

    In addition to the Company's near term need to refinance the Existing Credit Facility, the Company's near and long-term capital requirements will depend on numerous factors, including the rate at which the Company grows and acquires new artists and products. The Company has various ongoing needs for capital, including working capital for operations, artist advances and project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of music catalogs, publishing rights and labels. The Company may in the future consummate acquisitions which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions, as well as other ongoing capital needs, may be funded with institutional financing, seller financing and/or additional equity or debt offerings. The Company currently does not have any material commitments for capital expenditures for the next twelve months. The Company anticipates that the net proceeds from the Preferred Stock with Warrants Issuance, the Proposed Credit Facility and the operating cash flows will be adequate to fund the Company's operations for at least the next twelve months.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits.


    10.1* Fourth Amendment to Amended and Restated Credit Agreement dated
          August 29, 1997 among Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, PPM America Special Investments Fund L.P. and FC CBO Limited and the Guarantors' Consent attached thereto.

    10.2* Employment Agreement dated June 1, 1997 between the Company and
          Steven Devick.

    10.3* Employment Agreement dated June 1, 1997 between the Company and
          Douglas C. Laux.

    10.4* Employment Agreement dated June 1, 1997 between the Company and
          Thomas R. Leavens.

    10.5* Employment Agreement dated July 1, 1996 between the Company and
          Lynne Hoffman-Engel.

    10.6* Investment Agreement dated October 12, 1997 among the Company, MAC
          Music LLC and SK-Palladin Partners, LP is herein incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders.

    27.   Financial Data Schedule.

----------------------------

*  Previously filed.

B. Form 8-K.

    On September 10, 1997, a Form 8-K was filed by the Registrant announcing termination of an agreement between the Registrant and K-tel International, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of November, 1997.


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