Form 10-Q
period 1997-11-30
PLATINUM ENTERTAINMENT INC
filed 1998-01-14
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 1997

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

5,275,040 Shares of Common Stock, par value $.001 per share, at January 14, 1998

                            PLATINUM ENTERTAINMENT, INC.
                                     FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997
                                 TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
                            Part I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets pro forma November 30, 1997
          (Unaudited), November 30, 1997 (Unaudited) and May 31,
          1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Operations for the three and
          six months ended November 30, 1997 and 1996 (Unaudited) . .    5

          Consolidated Statements of Cash Flows for the three and
          six months ended November 30, 1997 and 1996 (Unaudited) . .    6

          Notes to Unaudited Consolidated Financial Statements. . . .    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . .    10


                             Part II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    17

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    18

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

Exhibits

PART 1 - FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)


                                                                                PRO FORMA
                                                                                 (NOTE 1)
                                                                               NOVEMBER 30,   NOVEMBER 30,       MAY 31,
                                                                                   1997          1997             1997
                                                                                (UNAUDITED)   (UNAUDITED)
ASSETS
Current assets:
       Cash                                                                        $ 3,694         $ 226           $53
       Cash in escrow, net reserves of $1,750, $1,750 and $-,
         respectively                                                                    -             -         1,750
       Accounts receivable, less allowances of $3,312,
         $3,312 and $3,291, respectively                                            19,095        19,095        15,034
       Artist advances                                                               2,791         2,791         2,444
       Inventories, less allowances of $492, $492
         and $350, respectively                                                      5,354         5,354         5,416

       Other                                                                           788           388         1,068
                                                                                 -------------------------------------
Total current assets                                                                31,722        27,854        25,765

Artist advances, net of current amounts, less allowances
       of $10,691, $10,691 and $9,745, respectively                                  3,061         3,061         2,297
Equipment and leasehold improvements, net                                            1,069         1,069         1,185
Music catalog, less accumulated amortization of $719,
       $719 and $327, respectively                                                  18,885        18,885        19,277
Music publishing rights, less accumulated amortization
       of $298, $298 and $203, respectively                                          3,529         3,529         3,624
Goodwill, less accumulated amortization of $302, $302
       and $97, respectively                                                         7,946         7,946         6,001
Equity investment in joint venture                                                   2,954         2,954         3,154
Deferred financing fees                                                                727             -             -
Other                                                                                1,097         1,097         1,001
                                                                                 -------------------------------------
Total assets                                                                     $  70,990     $  66,395     $  62,304
                                                                                 -------------------------------------
                                                                                 -------------------------------------



                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       PRO FORMA
                                                                        (NOTE 1)
                                                                      NOVEMBER 30,    NOVEMBER 30,      MAY 31,
                                                                         1997            1997            1997
                                                                      (UNAUDITED)     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                          $     -        $  10,000      $   9,706
     Term loan                                                               -           25,000         25,000
     Current portion of long-term bank debt                                2,000            -              -
     Accounts payable                                                      7,240          7,240          4,038
     Accrued liabilities and other                                         4,284          5,403          2,521
     Reserve for future returns                                            3,491          3,491          2,660
     Royalties payable                                                     5,913          5,913          5,513
                                                                       ----------------------------------------
Total current liabilities                                                 22,928         57,047         49,438

Convertible subordinated debentures                                        5,000          5,000          5,000
Bank debt                                                                 18,000            -              -

Stockholders' equity:
Preferred Stock:
     Preferred Stock ($.001 par value); 10,000,000 shares
       authorized, no shares issued and outstanding pro forma
       November 30, November 30 and May 31, 1997, respectively               -              -              -
     Series B Convertible Preferred Stock ($.001 par value);
       20,000 shares issued and outstanding pro forma
       November 30, 1997, no shares issued and
       outstanding November 30 and May 31, 1997, respectively                -              -              -
     Series C Convertible Preferred Stock ($.001 par value);
       2,500 shares issued and outstanding pro forma
       November 30, 1997, no shares issued and
       outstanding November 30 and May 31, 1997, respectively                -              -              -
Common Stock:
     Common Stock ($.001 par value); 40,000,000 shares authorized,
       5,274,403 shares issued and outstanding pro forma November
       30 and November 30, 1997 and 5,171,439 shares issued and
       outstanding May 31, 1997, respectively                                  5              5              5
Additional paid-in capital                                                58,475         37,761         37,261
Accumulated deficit                                                      (33,418)       (33,418)       (29,400)
                                                                       ----------------------------------------
Stockholders' equity                                                      25,062          4,348          7,866
                                                                       ----------------------------------------
Total liabilities and stockholders' equity                             $  70,990      $  66,395      $  62,304
                                                                       ----------------------------------------
                                                                       ----------------------------------------


                                          4
                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            QUARTER ENDED NOVEMBER 30     SIX MONTHS ENDED NOVEMBER 30
                                                            --------------------------    -----------------------------
                                                                 1997           1996           1997             1996
                                                                    (UNAUDITED)                     (UNAUDITED)
Gross product sales                                          $   19,676    $    5,962     $   31,356         $  11,609
Less: Returns and allowances                                     (3,203)       (1,199)        (6,220)           (2,272)
Less: Discounts                                                  (1,561)         (319)        (2,165)             (763)
                                                            --------------------------    -----------------------------
Net product sales                                                14,912         4,444         22,971             8,574
Licensing, publishing and other revenues                            373           355            932               470
                                                            --------------------------    -----------------------------
Net sales                                                        15,285         4,799         23,903             9,044

Cost of sales and services                                        7,401         3,215         11,094             5,804
                                                            --------------------------    -----------------------------

Gross profit                                                      7,884         1,584         12,809             3,240

Other operating expenses:
     Selling, general and administrative                          5,269         2,441          9,233             4,745
     Merger, restructuring and one-time costs                     1,964           -            2,965               -
     Depreciation and amortization                                  515            97          1,000               167
                                                            --------------------------    -----------------------------
                                                                  7,748         2,538         13,198             4,912
                                                            --------------------------    -----------------------------
Operating income (loss)                                             136          (954)          (389)           (1,672)
Interest income                                                      21            36             42               126
Interest expense                                                 (1,450)           (2)        (2,659)               (5)
Other financing costs                                              (363)          -             (813)              -
Equity loss                                                        (215)          -             (200)              -
                                                            --------------------------    -----------------------------
Net loss                                                     $   (1,871)   $     (920)    $   (4,019)        $  (1,551)
                                                            --------------------------    -----------------------------
                                                            --------------------------    -----------------------------

Per common share                                             $    (0.35)   $    (0.18)    $    (0.77)       $    (0.30)

Weighted average number of common shares outstanding          5,275,460     5,142,106      5,224,804         5,102,221


                                          5
                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED NOVEMBER 30
                                                            -------------------------------------
                                                             PRO FORMA       1997         1996
                                                                1997
                                                            (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                     $  (4,019)   $  (4,019)   $  (1,551)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Charge to provision for future returns                         198          198          175
    Charge to provision for doubtful accounts                      200          200          -
    Charge to provision for co-op advertising                      221          221          -
    Charge to provision for unrecoupable artist balances           296          296          237
    Depreciation and amortization                                1,000        1,000          167
    Equity loss from joint venture                                 200          200          -
    Write-off of one-time costs                                  2,525        2,525          -
  Changes in operating assets and liabilities:
    Accounts receivable                                         (4,482)      (4,482)      (1,282)
    Inventories                                                   (338)        (338)        (777)
    Notes receivable                                               -            -          1,025
    Artist advances                                             (2,057)      (2,057)      (2,038)
    Accounts payable                                             3,202        3,202         (142)
    Accrued liabilities and other                                1,763        2,882         (801)
    Reserve for future returns                                    (468)        (468)         -
    Royalties payable                                              400          400        2,041
    Other                                                         (707)        (307)        (735)
                                                            -------------------------------------
  Net cash used in operating activities                         (2,066)        (547)      (3,681)

INVESTING ACTIVITIES
Investment in joint venture                                        -            -         (3,063)
Prepaid acquisition costs                                          -            -           (259)
Cash paid for acquisition                                          -            -           (100)
Purchases of equipment and leasehold improvements                  (74)         (74)        (166)
                                                            -------------------------------------
Net cash used in investing activities                              (74)         (74)      (3,588)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                             294          294          -
Payments on revolving line of credit                           (10,000)         -            -
Payment of bank term loan                                      (25,000)         -            -
Proceeds from long-term debt                                    20,000          -            -
Deferred financing costs                                          (727)         -            -
Proceeds from sale of Common Stock                                 500          500          -
Net proceeds from sale of preferred stock and warrants
  to purchase Common Stock                                      20,714          -            -
                                                            -------------------------------------
Net cash provided by financing activities                        5,781          794          -
                                                            -------------------------------------

Net increase (decrease) in cash                                  3,641          173       (7,269)
Cash, beginning of period                                           53           53        8,222
                                                            -------------------------------------
Cash, end of period                                          $   3,694    $     226    $     953
                                                            -------------------------------------
                                                            -------------------------------------


                                          6
                    See accompanying notes to financial statements

                             PLATINUM ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("Commission") regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, except as addressed in Note 4 below. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 1997 of Platinum Entertainment, Inc. ("Company") included in the Annual Report on Form 10-K/A. The interim results presented are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

     On December 12, 1997, the Company sold 22,500 shares (including 2,500 shares to affiliates of the Company) of convertible preferred stock and warrants to purchase 4,050,000 shares (including 450,000 shares to affiliates of the Company) of Common Stock for aggregate consideration of $22,500 (approximately $20,714 net of related costs) (collectively the "Preferred Stock with Warrants Issuance"). The net proceeds were used to pay amounts outstanding under the Company's $35,000 acquisition-related bank financing with Bank of Montreal ("BMO"). In addition, the Company refinanced its banking facility with BMO resulting in bank debt of $20,000 with a three-year term and a $10,000 three-year revolving credit facility. The Company was not required to draw against the available line of credit when the refinancing was effectuated. These events have been reflected in the pro forma consolidated balance sheet at November 30, 1997 and the pro forma consolidated statement of cash flows for the six months ended November 30, 1997 as if they had occurred on such date. See also Notes 3 and 4 below.

2.   NET LOSS PER COMMON SHARE

     Net loss per common share is computed based upon the weighted average number of common shares outstanding.

3.   DEBT

     On January 31, 1997, the Company entered a Credit Agreement with BMO, individually and as agent, to provide a 90-day term loan in the amount of $25,000 and a 90-day revolving credit facility in the amount of $10,000 (the "Original Credit Facility"). The Original Credit Facility was extended through December 31, 1997 and was refinanced on December 12, 1997 as discussed below. Financing costs associated with the Original Credit Facility from January 31, 1997 through November 30, 1997 approximated 9% of the total facility. The interest incurred on the Original Credit Facility was initially LIBOR plus 6% and was increased to LIBOR plus 9% effective August 1, 1997.

     On December 12, 1997, the Company refinanced the Original Credit Facility with the net proceeds from the Preferred Stock with Warrants Issuance and an amended credit agreement with BMO (the "Amended Credit Facility"). Under the terms of the Amended Credit Facility, the Company has $20,000 in bank debt with a three year term, due in quarterly installments beginning June 1, 1998, bearing interest at the bank's base rate plus 1.0% per annum, and a $10,000 available revolving line of credit, due in three years and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum. The Company was not required to draw against the available line of credit when the refinancing was effectuated. Borrowings under the revolving line of credit are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable and inventory. The Amended Credit Facility contains certain financial covenants and is secured by substantially all of the Company's assets.

4.   PREFERRED STOCK AND WARRANTS

     Pursuant to an Investment Agreement dated October 12, 1997, and as amended, on December 12, 1997 the Company issued and sold to certain parties (the "Purchasers"), for aggregate gross consideration of $20,000, 20,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants
to purchase 3,600,000 shares of Common Stock ("Purchaser Warrants").   The
Company also issued and sold to a certain affiliate of the Company, for aggregate gross consideration of $2,500, 2,500 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrants to purchase 450,000 shares of Common Stock (the "Affiliate Warrants"). The Series B Preferred Stock and the Series C Preferred Stock are collectively referred to as the "Preferred Stock."

     The Preferred Stock accrues dividends compounded at an annual rate of 12.0% for the first year, 14.0% for the second year, 16.0% for the third year, 18.0% for the fourth and fifth years and 20% at all times thereafter, of the purchase price of the Preferred Stock, in preference to any dividends on any other class of capital stock. The Preferred Stock will be redeemable by the Company at any time at a price equal to the purchase price paid by the Purchasers thereof plus accrued and unpaid dividends. The Preferred Stock will be convertible, commencing two years from the date of issue, into shares of Common Stock at the lesser of $5.9375 or the average of the daily closing price per share of Common Stock for 30 consecutive trading days following the public release by the Company of its consolidated earnings statement for the 1998 fiscal year; provided that if shares of Common Stock are not then traded on any national securities exchange or quoted on the Nasdaq Stock Market or a similar service, the closing price for the foregoing purpose shall be deemed to be the fair value of a share of Common Stock as determined in good faith by the Board of Directors. If the Board of Directors is unable to determine fair market value or if the holders of a majority of the outstanding shares of the Preferred Stock disagree with the Board's determination, then fair market value will be determined by an independent financial expert.

     The number of shares of Common Stock which may be received upon exercise of the Purchaser Warrants will be increased by an amount equal to 12.0% of the shares initially underlying the Purchaser Warrants on each anniversary of the original date of issuance of the Series B Preferred Stock, so long as any Series B Preferred Stock remains outstanding. The Common Stock underlying the Purchaser and Affiliate Warrants may be purchased at an exercise price per share of the lesser of $6.25 and 82.5% of the average of the daily closing price per share of Common Stock for the 30 consecutive trading days following the public release by the Company of its consolidated earnings statement for the 1998 fiscal year; provided that if shares of Common Stock are not then traded on any national securities exchange or quoted on the Nasdaq Stock Market or a similar service, the closing price for the foregoing purpose shall be deemed to be the fair value of a share of Common Stock as determined in good faith by the Board of Directors. If the Board of Directors is unable to determine fair market value or if the holders of a majority of the outstanding shares of the Preferred Stock disagree with the Board's determination, then fair market value will be determined by an independent financial expert.

     The value of the net proceeds ($20,714) of the Preferred Stock with Warrants Issuance is to be assigned to each of the securities involved in the transaction. The Company has engaged an independent company to value each equity security issued and sold in the Preferred Stock with Warrants Issuance and will disclose the proper valuation of such securities upon completion of the valuation, as appropriate.

5.   MERGER AND RESTRUCTURING COSTS

     As a result of the acquisition of substantially all the assets of Intersound, Inc. ("Intersound") during January 1997, the Company incurred significant costs to merge and restructure its business with Intersound. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs and were primarily expensed during fiscal 1997. $39 and $265 of such costs were expensed during the three and six months ended November 30, 1997, respectively. The restructuring is substantially complete at the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a change in third-party fulfillment of Platinum Christian Distribution from Riverside Book and Bible House, Inc. to the Company's primary third-party distributor, PolyGram Group Distribution, Inc. The shift in third-party fulfillment of Platinum Christian Distribution was not fully implemented until September 1, 1997, resulting in negligible revenues for product sales to the Christian bookstore market during the first fiscal quarter of 1998.

6.   TERMINATION OF THE K-TEL AGREEMENT

     On March 3, 1997, the Company and K-tel International, Inc. ("K-tel") signed a purchase and sale agreement (the "K-tel Agreement") pursuant to which the Company agreed to acquire K-tel's worldwide music business assets, except for K-tel's European and former Soviet Union music business, through the purchase of the stock of K-tel International (USA), Inc. and Dominion Music, Inc., both wholly-owned subsidiaries of K-tel ("the K-tel Acquisition"). The Company deposited $1,750 in escrow in accordance with the K-tel Agreement. On September 10, 1997, the Company terminated the K-tel Agreement alleging that K-tel materially breached the K-tel Agreement. Both the Company and K-tel have filed claim to the escrowed amounts. The outcome of such claims is uncertain. Accordingly, the Company reserved the full escrowed amount during the second fiscal quarter. In addition, approximately $175 and $950 of legal, accounting, and other incremental costs associated with the K-tel Acquisition were expensed by the Company during the three and six months ended November 30, 1997, respectively. These costs are classified as merger, restructuring and one-time costs in the consolidated statements of operations.

7.   RECLASSIFICATIONS

     Certain amounts in the three and six months ended November 30, 1996 consolidated statements of operations have been reclassified to conform with the three and six months ended November 30, 1997 presentation.

8.   SUBSEQUENT EVENT

     See Notes 1, 3 and 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere in this filing.

OVERVIEW

     The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical genres. The Company currently produces music in the gospel, classical/themed, adult contemporary, country, blues and urban/dance genres, primarily under its CGI Records, Intersound Classical, River North Records, Intersound Country, House of Blues and Intersound Urban labels. The Company's products include new releases, typically by artists established in a particular genre, as well as compilations and repackagings of previously recorded music that enable the Company to exploit its catalog of master recordings.

     On December 12, 1997, the Company sold 22,500 shares (including 2,500 shares to affiliates of the Company) of convertible preferred stock and warrants to purchase 4,050,000 shares (including 450,000 shares to affiliates of the Company) of Common Stock for aggregate consideration of $22,500,000 (approximately $20,714,000 net of related costs) (collectively the "Preferred Stock with Warrants Issuance"). The net proceeds were used to pay amounts outstanding under the Company's $35,000,000 acquisition-related bank financing with Bank of Montreal ("BMO"). In addition, the Company refinanced its banking facility with BMO resulting in bank debt of $20,000,000 with a three-year term and a $10,000,000 three-year available revolving credit facility. The Company was not required to draw against the available line of credit when the refinancing was effectuated. See "Capital Resources."

     As a result of the acquisition of substantially all the assets of Intersound, Inc. ("Intersound") during January 1997, the Company incurred significant costs to merge and restructure its business with Intersound. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs and were primarily expensed during fiscal 1997. $39,000 and $265,000 of such costs were expensed during the three and six months ended November 30, 1997, respectively. The restructuring is substantially complete at the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a change in third-party fulfillment of Platinum Christian Distribution from Riverside Book and Bible House, Inc. to the Company's primary third-party distributor, PolyGram Group Distribution, Inc. ("PGD"). The shift in third-party fulfillment of Platinum Christian Distribution was not fully implemented until September 1, 1997, resulting in negligible revenues for product sales to the Christian bookstore market during the first fiscal quarter of 1998.

     On March 3, 1997, the Company and K-tel International, Inc. ("K-tel") signed a purchase and sale agreement (the "K-tel Agreement") pursuant to which the Company agreed to acquire K-tel's worldwide music business assets, except for K-tel's European and former Soviet Union music business, through the purchase of the stock of K-tel International (USA), Inc. and Dominion Music, Inc., both wholly-owned subsidiaries of K-tel ("the K-tel Acquisition"). The Company deposited $1,750,000 in escrow in accordance with the K-tel Agreement. On September 10, 1997, the Company terminated the K-tel Agreement alleging that K-tel materially breached the K-tel Agreement. Both the Company and K-tel have filed claim to the escrowed amounts. The outcome of such claims is uncertain. Accordingly, the Company reserved the full escrowed amount during the second fiscal quarter. In addition, approximately $175,000 and $950,000 of legal, accounting, and other incremental costs associated with the K-tel Acquisition were expensed by the Company during the three and six months ended November 30, 1997, respectively. These costs are classified as merger, restructuring and one-time costs in the consolidated statements of operations.

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

     The Company primarily distributes internationally by means of licensing arrangements. The first of these arrangements began during fiscal 1996 with MCA Records, Ltd. The Company terminated this arrangement during the first fiscal quarter of 1998 and has entered international licensing arrangements on a country-by-country basis. Revenues derived from the licensing of recorded masters are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of gross revenues, certain items which are included in the Company's statements of operations for the fiscal periods reflected below. Operating results for any period are not necessarily indicative of results for any future periods.




                                                            THREE MONTHS ENDED
                                                                 NOVEMBER 30,
                                               ------------------------------------------------
                                                  1997                        1996
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)

Total gross revenues . . . . . . . . . .        $20,049    100.0%           $6,317    100.0%

Less: Returns and allowances . . . . . .         (3,203)   -16.0%           (1,199)   -19.0%
Less: Discounts. . . . . . . . . . . . .         (1,561)    -7.8%             (319)    -5.0%
                                               --------                   --------

Total net revenues . . . . . . . . . . .         15,285     76.2%            4,799     76.0%

Cost of sales and services . . . . . . .          7,401     36.9%            3,215     50.9%
                                               --------                   --------

Gross profit . . . . . . . . . . . . . .          7,884     39.3%            1,584     25.1%

Other operating expenses:
Selling, general and
  administrative expenses. . . . . . . .          5,269     26.3%            2,441     38.6%
Merger, restructuring and
  one-time costs . . . . . . . . . . . .          1,964      9.8%              -         -
Depreciation and amortization. . . . . .            515      2.6%               97      1.5%
                                               --------                   --------
                                                  7,748     38.7%            2,538     40.1%
                                               --------                   --------
Operating income (loss). . . . . . . . .            136      0.6%             (954)   -15.0%
Interest income. . . . . . . . . . . . .             21      0.1%               36      0.6%
Interest expense . . . . . . . . . . . .         (1,450)    -7.2%               (2)      -
Other financing costs. . . . . . . . . .           (363)    -1.8%              -         -
Equity loss. . . . . . . . . . . . . . .           (215)    -1.1%              -         -
                                               --------                   --------
Net loss . . . . . . . . . . . . . . . .        ($1,871)    -9.4%            ($920)   -14.4%
                                               --------                   --------
                                               --------                   --------




                                                             SIX MONTHS ENDED
                                                                NOVEMBER 30,
                                           ------------------------------------------------
                                                  1997                       1996
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)

Total gross revenues . . . . . . . . . .        $32,288    100.0%          $12,079    100.0%

Less: Returns and allowances . . . . . .         (6,220)   -19.3%           (2,272)   -18.8%
Less: Discounts. . . . . . . . . . . . .         (2,165)    -6.7%             (763)    -6.3%
                                               --------                   --------

Total net revenues . . . . . . . . . . .         23,903     74.0%            9,044     74.9%

Cost of sales and services . . . . . . .         11,094     34.4%            5,804     48.1%
                                               --------                   --------

Gross profit . . . . . . . . . . . . . .         12,809     39.6%            3,240     26.8%

Other operating expenses:
Selling, general and
  administrative expenses. . . . . . . .          9,233     28.6%            4,745     39.3%
Merger, restructuring and
  one-time costs . . . . . . . . . . . .          2,965      9.2%              -         -
Depreciation and amortization. . . . . .          1,000      3.1%              167      1.4%
                                               --------                   --------
                                                 13,198     40.9%            4,912     40.7%
                                               --------                   --------
Operating income (loss). . . . . . . . .           (389)    -1.3%           (1,672)   -13.9%
Interest income. . . . . . . . . . . . .             42      0.1%              126      1.0%
Interest expense . . . . . . . . . . . .         (2,659)    -8.2%               (5)      -
Other financing costs. . . . . . . . . .           (813)    -2.5%              -         -
Equity loss. . . . . . . . . . . . . . .           (200)    -0.6%              -         -
                                               --------                   --------
Net loss . . . . . . . . . . . . . . . .        ($4,019)   -12.5%          ($1,551)   -12.9%
                                               --------                   --------
                                               --------                   --------




GROSS REVENUES

     Gross revenues increased $13,732,000 or 217.4% to $20,049,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $20,209,000 or 167.3% to $32,288,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. The increase related to increased revenues in all genres with the exception of Country, for which the Company experienced a decrease in incremental revenues recognized in the first quarter of the prior fiscal year from the release of The Beach Boys' STARS AND STRIPES, VOLUME I. Significant contributions to revenues for the current fiscal quarter include John Denver's A CELEBRATION OF LIFE and the continued success of Peter Cetera's A COLLECTION (River North), William Becton's HEART OF A LOVE SONG (CGI Records), BOOTLEG BOOTY, a compilation of various urban artists, and George Clinton's LIVE...AND KICKIN' (Intersound Urban), Eddie Rabbitt's BEATIN' THE ODDS (Intersound Country), PAINT IT, BLUE - a tribute to the Rolling Stones by various blues artists (House of Blues) and numerous Christmas releases (Intersound Classical).

RETURNS AND ALLOWANCES

     Returns and allowances increased $2,004,000 or 167.1% to $3,203,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $3,948,000 or 173.8% to $6,220,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. Returns and allowances as a percentage of gross product sales, less discounts, decreased to 17.7% for the current fiscal quarter from 21.2% for the comparable period of the prior fiscal year, and remained relatively unchanged at 21.3% for the six months ended November 30, 1997 from 20.9% for the comparable period of the prior fiscal year. The decrease in the current fiscal quarter is primarily due to unusually high returns in the prior year second quarter as a result of a weakened music retail market at that time.

DISCOUNTS

     Discounts increased $1,242,000 or 389.3% to $1,561,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $1,402,000 or 183.7% to $2,165,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. Discounts as a percentage of gross product sales increased to 7.9% for the current fiscal quarter from 5.4% for the comparable period of the prior fiscal year, and remained relatively unchanged at 6.9% for the six months ended November 30, 1997 from 6.6% for the comparable period of the prior fiscal year. The increase in the current fiscal quarter is primarily due to customer incentives owed on activity through the recently acquired Intersound distribution system; no such incentives were owed in the prior year second quarter.

COST OF SALES AND SERVICES

     Cost of sales and services increased $4,186,000 or 130.2% to $7,401,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $5,290,000 or 91.1% to $11,094,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. Cost of sales and services as a percentage of gross revenues decreased to 36.9% for the current fiscal quarter from 50.9% for the comparable period of the prior fiscal year, and decreased to 34.% for the six months ended November 30, 1997 from 48.1% for the comparable period of the prior fiscal year. The decreased costs are primarily a result of the lower cost of product sales associated with direct-to-retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.

GROSS PROFIT

     Gross profit increased $6,300,000 or 397.7% to $7,884,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $9,569,000 or 295.3% to $12,809,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. As a percentage of gross revenues, gross profit increased to 39.3% for the current fiscal quarter from 25.1% for the comparable period of the prior fiscal year, and increased to 39.6% for the six months ended November 30, 1997 from 26.8% for the comparable period of the prior fiscal year. The increase is primarily a result of the lower cost of product sales associated with direct-to-retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $2,828,000 or 115.9% to $5,269,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $4,488,000 or 94.6% to $9,233,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. Selling general and administrative expenses as a percentage of gross revenues decreased to 26.3% for the current fiscal quarter from 38.6% for the comparable period of the prior fiscal year, and decreased to 28.6% for the six months ended November 30, 1997 from 39.3% for the comparable period of the prior fiscal year. The percentage decrease relates to synergies realized from the acquisitions completed during fiscal 1997 and an increased revenue base.

MERGER, RESTRUCTURING AND ONE-TIME COSTS

     See "Overview" above for details of nonrecurring merger, restructuring and one-time costs of $1,964,000 and $2,965,000 for the three and six months ended November 30, 1997, respectively.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased to $515,000 for the current fiscal quarter from $97,000 for the comparable period of the prior fiscal year, and increased to $1,000,000 for the six months ended November 30, 1997 from $167,000 for the comparable period of the prior fiscal year. The increase relates primarily to amortization expense resulting from approximately $31,000,000 of music catalog, music publishing rights and goodwill assets recorded from the acquisitions completed during fiscal 1997.

OPERATING INCOME (LOSS)

     As a result of the factors described above, operating income of $136,000 was experienced in the current fiscal quarter compared to a loss of $954,000 in the comparable period of the prior fiscal year, and an operating loss of $389,000 was experienced during the six months ended November 30, 1997 compared to an operating loss of $1,672,000 for the comparable period of the prior fiscal year.

INCOME TAXES

     No tax expense or benefit has been recorded through November 30, 1997 due to the Company's net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), the Company's net operating loss carryforward of approximately $22,601,000 at May 31, 1997, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the IPO in March 1996 and the recently completed Preferred Stock with Warrants Issuance. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

INTEREST EXPENSE

     Interest expense for the current fiscal quarter totaled $1,405,000 compared to $2,000 for the comparable period of the prior fiscal year, and totaled $2,659,000 for the six months ended November 30, 1997 compared to $5,000 for the comparable period of the prior fiscal year. See "Capital Resources" below for details of the Company's current debt structures.

OTHER FINANCING COSTS

     Other financing costs of $363,000 and $813,000 were incurred during the three and six months ended November 30, 1997, respectively, due to the funding of the Intersound Acquisition. These costs represent fees incurred as a result of extension of the Original Credit Facility. See "Capital Resources" below for details of the Company's current debt structures.

NET LOSS

     The net loss for the current fiscal quarter totaled $1,871,000 compared to a net loss of $920,000 for the comparable period of the prior fiscal year, and totaled $4,019,000 for the six months ended November 30, 1997 compared to a net loss of $1,551,000 for the comparable period of the prior fiscal year. The increased net loss relates primarily to non-recurring financing, merger, restructuring and one-time costs ($2,327,000 and $3,778,000 for the three and six months ended November 30, 1997, respectively) and interest expense ($1,405,000 and $2,659,000 for the three and six months ended November 30, 1997, respectively) related to the Intersound Acquisition, as well as an increase in depreciation and amortization related to the acquisitions completed during fiscal 1997, offset by the increase in gross profit as discussed above.

RECENTLY ISSUED ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Standards Board ("APB") Opinion No. 15, EARNINGS PER SHARE. Common stock equivalents under APB Opinion No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of diluted EPS. This Statement is effective for the Company's fiscal quarter ending February 28, 1998. The impact of SFAS 128 is not expected to be material to the Company's financial disclosures.

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

SEASONALITY

     The Company's results of operations are subject to seasonal variations. In accordance with industry practice, the Company records revenues for music product when such products are shipped to retailers. The Company has historically experienced a decline in revenues and operating income in its third fiscal quarter (December, January and February) due to the fact that retailers purchase products from the Company in the quarter ending November 30 in anticipation of holiday sales. As a result, sales are traditionally lower during December and the post holiday period. However, the acquisition of Intersound is expected to help mitigate the seasonality of the third fiscal quarter in the future due to its history of new releases during January and February.

SIGNIFICANT MATTERS

     On December 12, 1997, the Company sold 22,500 shares (including 2,500 shares to affiliates of the Company) of convertible preferred stock and warrants to purchase 4,050,000 shares (including 450,000 shares to affiliates of the Company) of Common Stock for aggregate consideration of $22,500,000 (approximately $20,714,000 net of related costs). The net proceeds were used to pay amounts outstanding under the Company's $35,000,000 acquisition-related bank financing with BMO. In addition, the Company refinanced its banking facility with BMO resulting in bank debt of $20,000,000 with a three-year term and a $10,000,000 three-year available revolving credit facility. The Company was not required to draw against the available line of credit when the refinancing was effectuated. See "Capital Resources."

LIQUIDITY

     The Company's cash balances were $226,000 and $53,000 at November 30 and May 31, 1997, respectively. Assuming the Preferred Stock with Warrants Issuance and bank refinancing that occurred on December 12,1997 had occurred on November 30, 1997, the Company's cash balance would have been $3,694,000. See Note 1 to the Consolidated Financial Statements. Net cash used in operating activities was $2,066,000 for the six months ended November 30, 1997. The uses primarily reflect net cash used to fund accounts receivable of $4,482,000 and artist advances of $2,057,000, attributable to releases by such artists as Peter Cetera, The Bellamy Brothers and George Clinton, several Blues compilations, and scheduled future releases including Kansas, Phoebe Snow, and numerous Gospel albums, by artists including Bronx Mass Choir and Terri Carroll. The net uses were offset primarily by increases in accounts payable and accrued and other liabilities funding of $3,202,000 and $2,882,000, respectively, and a $2,525,000 write-off of one-time costs. See "Results of Operations - Merger, Restructuring and One-Time Costs."

     Net cash provided by financing activities for the six months ended November 30, 1997 was $500,000 from the sale of shares of Common Stock to a director of the Company and $294,000 in borrowings under the revolving line of credit under the Original Credit Facility. The Original Credit Facility was refinanced subsequent to November 30, 1997. See "Capital Resources." In addition, the Company sold equity securities for net proceeds of $20,714,000 subsequent to November 30, 1997. See "Significant Matters" and "Capital Resources." Assuming the Preferred Stock with Warrants Issuance and bank refinancing that occurred on December 12,1997 had occurred on November 30, 1997, the Company's net cash provided by financing activities for the six months ended November 30, 1997 would have been $5,781,000. See Note 1 to the Consolidated Financial Statements.

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

CAPITAL RESOURCES

     On January 31, 1997, the Company entered a Credit Agreement with BMO, individually and as agent, to provide a 90-day term loan in the amount of $25,000,000 and a 90-day revolving credit facility in the amount of $10,000,000 (the "Original Credit Facility"). The Original Credit Facility was extended through December 31, 1997 and was refinanced on December 12, 1997 as discussed below. Financing costs associated with the Original Credit Facility from January 31, 1997 through November 30, 1997 approximated 9% of the total facility. The interest incurred on the Original Credit Facility was initially LIBOR plus 6% and was increased to LIBOR plus 9% effective August 1, 1997.

     On December 12, 1997, the Company refinanced the Original Credit Facility with the net proceeds from the Preferred Stock with Warrants Issuance and the Amended Credit Facility. Under the terms of the Amended Credit Facility, the Company has $20,000,000 in bank debt with a three year term, due in quarterly installments beginning June 1, 1998, bearing interest at the bank's base rate plus 1.0% per annum, and a $10,000,000 available revolving line of credit, due in three years and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum. The Company was not required to draw against the available line of credit when the refinancing was effectuated. Borrowings under the revolving line of credit are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable and inventory. The Amended Credit Facility contains certain financial covenants and is secured by substantially all of the Company's assets.

     Pursuant to an Investment Agreement dated October 12, 1997, and as amended, on December 12, 1997 the Company issued and sold to certain parties (the "Purchasers"), for aggregate gross consideration of $20,000,000, 20,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase 3,600,000 shares of Common Stock ("Purchaser Warrants"). The Company also issued and sold to a certain affiliate of the Company, for aggregate gross consideration of $2,500,000, 2,500 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrants to purchase 450,000 shares of Common Stock (the "Affiliate Warrants"). The Series B Preferred Stock and the Series C Preferred Stock are collectively referred to as the "Preferred Stock."

     The Preferred Stock accrues dividends compounded at an annual rate of 12.0% for the first year, 14.0% for the second year, 16.0% for the third year, 18.0% for the fourth and fifth years and 20% at all times thereafter, of the purchase price of the Preferred Stock, in preference to any dividends on any other class of capital stock. The Preferred Stock will be redeemable by the Company at any time at a price equal to the purchase price paid by the Purchasers thereof plus accrued and unpaid dividends. The Preferred Stock will be convertible, commencing two years from the date of issue, into shares of Common Stock at the lesser of $5.9375 or the average of the daily closing price per share of Common Stock for 30 consecutive trading days following the public release by the Company of its consolidated earnings statement for the 1998 fiscal year; provided that if shares of Common Stock are not then traded on any national securities exchange or quoted on the Nasdaq Stock Market or a similar service, the closing price for the foregoing purpose shall be deemed to be the fair value of a share of Common Stock as determined in good faith by the Board of Directors. If the Board of Directors is unable to determine fair market value or if the holders of a majority of the outstanding shares of the Preferred Stock disagree with the Board's determination, then fair market value will be determined by an independent financial expert.

     The number of shares of Common Stock which may be received upon exercise of the Purchaser Warrants will be increased by an amount equal to 12.0% of the shares initially underlying the Purchaser Warrants on each anniversary of the original date of issuance of the Series B Preferred Stock, so long as any Series B Preferred Stock remains outstanding. The Common Stock underlying the Purchaser and Affiliate Warrants may be purchased at an exercise price per share of the lesser of $6.25 and 82.5% of the average of the daily closing price per share of Common Stock for the 30 consecutive trading days following the public release by the Company of its consolidated earnings statement for the 1998 fiscal year; provided that if shares of Common Stock are not then traded on any national securities exchange or quoted on the Nasdaq Stock Market or a similar service, the closing price for the foregoing purpose shall be deemed to be the fair value of a share of Common Stock as determined in good faith by the Board of Directors. If the Board of Directors is unable to determine fair market value or if the holders of a majority of the outstanding shares of the Preferred Stock disagree with the Board's determination, then fair market value will be determined by an independent financial expert.

     The Company intends to upgrade its current computer systems prior to the end of fiscal 1998. While the Company has no material purchase commitments to date, estimated upgrade expenditures are $500,000 to $750,000.

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

     Stockholders' equity at November 30, 1997 totaled $4,348,000 compared to $7,866,000 at May 31, 1997. This decrease of $3,518,000 or 44.7% is due to net losses experienced by the Company during the six months ended November 30, 1997 offset by an equity sale of $500,000. Assuming the equity sale and bank refinancing that occurred on December 12, 1997 had occurred on November 30, 1997, the Company's stockholders' equity at November 30, 1997 would have been $25,062,000. See Note 1 to the Consolidated Financial Statements.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     On September 10, 1997, the Company terminated the K-tel Agreement alleging that K-tel materially breached the K-tel Agreement. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Termination of the K-tel Agreement." Both the Company and K-tel have filed claim to the escrowed amount. On September 12, 1997, K-tel filed suit against the Company in the United States District Court for the District of Minnesota ("Minnesota Action"), claiming that it is entitled to the escrowed funds because it terminated the K-tel Agreement when the transaction was not consummated within the agreed time limits. K-tel has also asserted a claim for promissory estoppel on the grounds that is incurred expenses in connection with the transaction in reliance on the Company's assurances it had the financial ability to close the transaction and alleges breach of confidentiality and
non-solicitation agreement and defamation by the Company.   On October 3, 1997,
the Company filed suit against K-tel in the United States

District Court for the Northern District of Illinois ("Illinois Action"), alleging that K-tel (a) materially failed to comply with its covenant to conduct its business in the ordinary course when it deviated from the release schedule provided to the Company; (b) neglected its business, shifted its focus to its successor business and failed to maintain the assets of its subsidiaries; and (c) breached its representation and warranty that there were no material adverse changes in the business and operations of its subsidiaries. In addition to the escrowed funds, the Company is seeking a buyer's reimbursement under the K-tel Agreement of $1,750,000. Alternatively, the Company is seeking rescission of the K-tel Agreement and return of the escrowed funds. On December 10, 1997, the Company filed its answer in the Minnesota Action, together with its affirmative defenses and counterclaims, which counterclaims substantially restated the claims originally made by the Company against K-tel in the Illinois Action. On December 15, 1997, the Company voluntarily dismissed its complaint filed in the Illinois Action and will pursue the claims made in that complaint through the Minnesota Action. As of the date of this filing, the outcome of such claims is uncertain. The Company intends to prosecute vigorously its action against K-tel and defend vigorously K-tel's action.

     On November 13, 1997, JCSHO, Inc., a Minnesota corporation, formerly known as Intersound, Inc. ("JCSHO"), filed a complaint against the Company in the District Court of Minnesota, Fourth Division. JCSHO alleges breach of contract by the Company with regard to the convertible subordinated debentures in the aggregate principal amount of $5,000,000 (the "Convertible Subordinated Debentures") made payable to JCSHO in connection with the Intersound Acquisition. JCSHO alleges that the Company is in default on its obligations under the Convertible Subordinated Debentures due to failure to make certain payments under the Convertible Subordinated Debentures at a defined default interest rate. JCSHO is seeking damages in the amount of $5,000,000 and costs, disbursements and attorney's fees. The Company believes that JCSHO's allegations are without merit and intends to vigorously defend this litigation. On January 7, 1998, the Company filed a motion to dismiss the complaint or in the alternative to move the litigation to Illinois.

     The Company is not a party to any other material litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

     3.1 Third Amended and Restated Certificate of Incorporation of the Registrant, as amended.
     3.2  Amended and Restated By-laws of the Registrant, as amended.
     4.1 Warrant to Purchase 315,000 Shares of Common Stock of the Registrant issued to Platinum Venture Partners II, L.P., as nominee, dated December 12, 1997.
     4.2 Warrant to Purchase 135,000 Shares of Common Stock of the Registrant issued to Platinum Venture Partners II, L.P., as nominee, dated December 12, 1997.
     4.3 Warrant to Purchase 1,800,000 Shares of Common Stock of the Registrant issued to SK-Palladin Partners, LP, dated December 12, 1997.
     4.4 Warrant to Purchase 1,800,000 Shares of Common Stock of the Registrant issued to MAC Music LLC, dated December 12, 1997.
     4.5 Warrant to Purchase 50,000 Shares of Common Stock of the Registrant issued to Carl D. Harnick, dated December 12, 1997.
     4.6 Registration Rights Agreement, dated December 12, 1997, between the Registrant and Platinum Venture Partners I, L.P and Platinum Venture Partners II, L.P.
     4.7 Registration Rights Agreement, dated December 12, 1997, between the Registrant and Carl D. Harnick.
    *10.1 Platinum Entertainment, Inc. 1997 Employee Stock Purchase Plan, effective June 1, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement filed with the Commission December 2, 1997 (the "1997 Annual Meeting of Stockholders Proxy Statement").

     *10.2 Platinum Entertainment, Inc. 1995 Directors' Stock Option Plan, as amended and restated as of October 1, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     *10.3 Investment Agreement among the Company, MAC Music LLC and SK-Palladin Partners, LP dated as of October 12, 1997 (the "Investment Agreement"), is herein incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed with the Commission October 14, 1997.
     *10.4 Amendment to the Investment Agreement dated October 28, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     *10.5 Amendment to the Investment Agreement dated October 30, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     *10.6 Amendment to the Investment Agreement dated November 26, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     10.7 Stock and Warrant Purchase Agreement, dated December 12, 1997 between the Registrant and Platinum Venture Partners II, L.P., as nominee.
     10.8 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Steven Devick dated June 1, 1997.
     10.9 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Douglas C. Laux dated June 1, 1997.
     10.10 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Thomas R. Leavens dated June 1, 1997.
     10.11 Credit Agreement, dated as December 12, 1997, among the Registrant, Intersound, Inc. and the Banks who are or may become parties thereto, and exhibits and schedules thereto.
     10.12 Term Credit Note, dated December 12, 1997, issued by the Registrant in the principal amount of $20,000,000.
     10.13 Revolving Credit Note, dated December 12, 1997, issued by the Registrant in the principal amount of $10,000,000.
     10.14 Security Agreement, dated December 12, 1997, among the Registrant, its subsidiaries and Bank of Montreal and the Banks who are or may become parties thereto, and schedules thereto.
     10.15 Security Agreement re: Intellectual Property, dated as of December 12, 1997, among the Registrant, its subsidiaries and the Bank of Montreal and the Banks who are or may become parties thereto, and schedules thereto.
     10.16 Pledge Agreement, dated December 12, 1997, among the Registrant, its subsidiaries and the Bank of Montreal and the Banks who are or may become parties thereto.
     27.       Financial Data Schedule.

*  Previously filed.

B.  Form 8-K.

     On December 15, 1997, a Form 8-K was filed by the Registrant announcing the sale of $22,500,000 of preferred equity and the refinancing of bank debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this filing to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 1998.

                              PLATINUM ENTERTAINMENT, INC.



                              By:  /s/ Steven Devick
                                 ------------------------------------------
                              Steven Devick
                              Chairman of the Board, President and Chief
                              Executive Officer


                              By:  /s/ Douglas C. Laux
                                 ------------------------------------------
                              Douglas C. Laux
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)