Form 10-K405
period 1997-12-31
PLATINUM ENTERTAINMENT INC
filed 1998-05-20
CIK 883558

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

                 ( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                         OR

               (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from June 1 to December 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $9.938 on May 18, 1998, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $25,596,000.

     The number of shares outstanding of the registrant's Common Stock, par value $.001, as of May 18, 1998 was 5,275,040.

                        DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the following documents are incorporated by reference into this report:
                                       None.

                                        PART I

ITEM 1.    BUSINESS.

THE COMPANY
     The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats. The Company has produced recorded music products in the Adult Contemporary, Gospel, Country and Blues music formats, primarily under its River North Records, CGI Records and House of Blues Music Co. labels. With its January 1997 acquisition of Intersound, Inc. ("Intersound"), the Company expanded its artist base and music catalog within existing genres, added new music genres to its repertoire, including Urban/Dance and Classical/Themed Productions, and added Intersound to its labels.

     Since its inception in 1991, the Company has sought to expand its catalog of master recordings and publishing rights through strategic and complementary acquisitions, as well as through the signing of established and new artists. Among the Company's core business activities, and an integral part of the Company's growth strategy, is the expansion and exploitation of its music catalog. The Company currently owns or controls a music catalog with more than 12,000 master recordings of Blues, Pop, Classical, Gospel, Country, New Age and Urban/Dance music titles. The Company is also targeting the producers of film and video projects as potential licensees of the Company's owned and controlled recordings. In addition, the Company is entering the growing market for music titles in the DVD format with 12 initial DVD releases scheduled in 1998 on the Company's Concert @ Home DVD label. DVD, which stands for "digital versatile disc," represents the latest evolution in the playback of recorded music at home. DVD offers more than seven times the storage capacity of a compact disc, as well as many options for audio and video interactivity.

     In 1997, the Company released music by established artists in various music genres, including the Beach Boys, Peter Cetera, John Denver and Crystal Bernard, as well as the Blues Brothers, Taj Mahal and Luther Allison.
Through the acquisition of Intersound, the Company expanded its roster to include George Clinton, The Ohio Players, Cameo, The Gap Band, Crystal Gayle, the Bellamy Brothers and Eddie Rabbitt. With Top 10 albums by William Becton, James Hall and Vickie Winans (BILLBOARD's Top Gospel Album chart), the Company believes it is currently positioned as a market leader in Gospel. According to the Recording Industry Association of America ("RIAA"), Gospel is the fastest growing music segment, having increased its market share by 38% in 1996 and by 30% in 1995. The Company's music catalog also contains master recordings by best selling Gospel music acts such as The Winans, Andrae Crouch and Walter Hawkins. Through its acquisition of Intersound, the Company expanded its Gospel roster to include Vickie Winans and the Mighty Clouds of Joy, each of whom earned Grammy Award and Stellar Award nominations in 1997.

     The Company has also enjoyed success in the Classical market as well. BILLBOARD named Intersound the No. 2 Top Budget Classical Label in 1997, with nine charted albums, including the No. 1 Budget Classical Album of the Year, ROMANCE AND ROSES. Billboard also recognized the Taliesin Orchestra as the No. 7 Top Classical Crossover Artist and Taliesin's ORNICO FLOW: THE MUSIC OF ENYA as the No. 8 Top Classical Crossover Album.

     The Company also recently announced its plans to develop and operate an innovative Web-based entertainment emporium that will allow consumers to digitally download titles from the Company's entire music catalog to personal computers, enabling them to create customized CDs in their own homes. In addition, the service will provide standard mail order delivery of almost 500,000 commercially available titles and customized CDs compiled from any of the Company's many music selections.

STRATEGY

     The Company's strategy for growth in the recorded music business is based on: (i) selling diversified recorded music offerings in markets and formats which are characterized by relatively low development costs and predictable sales and which management believes have potential to increase in popularity among consumers; (ii) introducing records by established artists with a history of successful releases; (iii) expanding and exploiting its music catalog through the acquisition of master recordings and music publishing rights from other music companies at attractive prices; and (iv) leveraging its unique distribution position through both independent distribution channels and relationships with certain larger record companies to provide wider distribution of certain of the Company's products. The Company believes that this strategy distinguishes the Company from certain of its larger competitors who have traditionally focused on the development of new artists with the potential for mass appeal. The Company intends to remain focused on artists and musical formats characterized by relatively low development costs and predictable unit sales volumes. This strategy may also include licensed compilations of previously recorded music, "Best of" albums, and tribute albums to well known musical artists with a history of successful releases. In addition, the Company intends to expand and exploit its catalog in connection with its plan to become an early leader in the emerging DVD format.

     In May 1998, the Company announced that it has partnered with PLATINUM TECHNOLOGY, INC. (Nasdaq: PLAT), to develop and operate an innovative Web-based entertainment emporium that will allow customers to digitally download titles from the Company's music catalog to personal computers, enabling them to create customized CDs in their own homes. In addition, the new service will provide standard mail order delivery of almost 500,000 commercially available titles and customized CDs compiled from any of the Company's titles.

     DIVERSE MUSICAL MARKETS AND FORMATS

     The Company focuses on artists and musical markets and formats characterized by relatively low development costs and predictable unit sales volumes. The Company plans to continue to broaden its musical catalog in order to expand its sales opportunities in the Gospel, Adult Contemporary, Blues, Country, Classical/Themed Productions and Urban/Dance markets.
Because the recorded music business is particularly dependent on changing audience tastes, the Company believes that a diversification of musical offerings, through the identification of markets with the potential to increase in popularity among consumers, reduces revenue volatility. A significant portion of the Company's products is compilations of previously recorded music that enable the Company to exploit its large catalog of master recordings. Compilations can be produced at significantly lower cost than new artist releases and provide the Company with predictable unit sales volumes. The Company also believes that it can increase market share through the identification, acquisition and exploitation of catalog items. In addition, the Company believes that it will be able to utilize and expand its catalog through the DVD market and the Internet.

     INTRODUCE ARTIST-DRIVEN RECORDS

     The Company is committed to developing high quality recorded music with artists who have a history of successful releases. The Company does not primarily focus on developing new acts due to unpredictable sales and high development costs. The Company believes that its strategy reduces the risks associated with promoting and sponsoring records because of the artist's existing fan base. In addition, the recoupment of costs associated with recording and marketing an album is more predictable with an artist who has a history of sales.

     ACQUIRE MASTER RECORDINGS AND PUBLISHING RIGHTS

     The Company is committed to developing its music catalog, which has historically provided a recurring source of sales for the Company. The Company believes that its future success will depend to a significant degree on its ability to invest in, develop and market rights to its catalog of recorded music. The Company plans to expand its catalog for exploitation (a) through acquisitions and strategic relationships as long as it is economically feasible to do so and (b) by re-recording previous hit songs of artists currently on its roster and other artists not on the Company's roster for sale via the Company's web site.

     DISTRIBUTION

     The Company's distribution relationship with PolyGram Group Distribution, Inc. ("PolyGram") has represented a distinguishing aspect of its operations and business strategy compared with other independent record companies. The Company's independent distribution channel, Intersound Distribution, distributes certain of the Company's products as well as certain products of third parties under various distribution arrangements. The Company utilizes its PolyGram distribution relationship for certain "front line" releases. "Mid-line" releases, including much of the compilation and "best of" products from the Company's library, are distributed via the less expensive retail distribution channels which have been established by Intersound Distribution. The choice of distribution channels for a release is determined by the Company's assessment of which channel provides the greatest sales volume and profitability opportunities and, in certain situations, by agreement with the particular artist. The Company's distribution agreement with PolyGram is effective until December 31, 2002. The Company also plans to offer its entire library of musical recordings on the Internet for digital downloading via the Web, along with new releases from its artist roster and other commercially available music titles.

MARKETS

     GOSPEL

     The Company owns a catalog of master recordings of some of the best-selling Gospel music acts of all time. These acts include The Winans, Andrae Crouch, Walter Hawkins and Highway Q.C.s, the group from which Soul artists Sam Cooke and Lou Rawls emerged. Consistent with its belief that Gospel music sales are artist-driven, rather than "hit" driven, the Company has acquired, and continues to pursue, master recordings by established Gospel artists who have a history of stable base sales. A successful example of this strategy is the strong sales of the compilation, TODAY'S GOSPEL MUSIC, with net sales in excess of 100,000 units since its July 1997 release. In addition, the Company has produced new recordings by established artists, typically with a ministry, for modest advances. With its acquisition of Intersound, the Company increased its catalog of Gospel recordings and expanded its artist roster to include artists such as William Becton, Mighty Clouds of Joy, Vicki Winans, James Hall & Worship & Praise and Candi Staton, who was nominated for a NCAAP Phoenix Award as Best Female Gospel Soloist in 1997. Other artists on the Company's CGI Records label have been recognized with prestigious Stellar Award nominations, including the Christianaires, B. Chase Williams and ShaBach with Lisa Page. Scheduled 1998 releases on the Company's CGI Records Label include albums by Candi Staton, Terri Carroll, Witness, Walt Whitman, Dallas Fort Worth Mass Choir and GMWA Mass Choir.

     ADULT CONTEMPORARY

     The Company established its presence in the Adult Contemporary market in 1993, by signing Peter Cetera, formerly the lead singer of the rock group Chicago and an established solo artist, to the Company's River North Records label. Mr. Cetera's first album for the Company, ONE CLEAR VOICE, was released in July 1995 and followed up in May 1997 by YOU'RE THE INSPIRATION (A COLLECTION), an album that includes both new songs and re-recordings of some of Chicago's former Number One hits. By the end of 1997 these two recordings had net shipments in excess of 500,000 units. YOU'RE THE INSPIRATION has generated three hit singles, including the Top Five DO YOU LOVE ME THAT MUCH.

     The Company's relationships with Peter Cetera and other Adult Contemporary artists, such as the Beach Boys, Kansas, Juice Newton and The Atlanta Rhythm Section, allow the Company to produce and market artist-driven records that have both predictable sales and the potential to chart in the Top Ten. According to Radio & Records Magazine, the company's River North Records label was the 10th largest adult contemporary label in 1996.
Signings to the Company's River North Records label in 1998 already include such established acts as singer Dionne Warwick, The Band and dance pop sensation Taylor Dayne. Releases scheduled for 1998 on the Company's River North Records label include ALWAYS NEVER THE SAME by Kansas, THE TROUBLE WITH ANGELS by Juice Newton, DAY 14 by Ronna and albums by Crystal Bernard, Dionne Warwick, The Beach Boys, The Band and Taylor Dayne.

     BLUES

     The Company produces and markets original recordings by established artists, including the Blues Brothers, Luther Allison, Taj Mahal, Phoebe Snow and JGB (formerly the Jerry Garcia Band), as well as Blues compilations that include music licensed from other companies. Many of the Company's releases have charted in the Top 15 on the Blues Chart published by BILLBOARD, including PAINT IT, BLUE, a collection of songs by the Rolling Stones, performed by celebrated Blues artists, and BLUES BROTHERS AND FRIENDS, LIVE FROM CHICAGO'S HOUSE OF BLUES. The Company has also successfully produced and marketed compilations of Blues recordings featuring a variety of artists titled ESSENTIAL BLUES, VOL. I AND VOL. II, ESSENTIAL WOMEN IN BLUES, and various other compilation albums which are products of the Company's joint venture with the internationally known House of Blues Records, Inc., which has several music venues and restaurants in the United States. Scheduled compilations to be released through the House of Blues label in 1998 include DEFIANCE BLUES, BAR-B-QUE BLUES and HOUSE RENT PARTY and scheduled albums include releases by Blues greats Larry McCray, Otis Rush and Angela Strehli.

     COUNTRY

     The Company established its Country music operations in Nashville in 1995, originally targeting established and up and coming Country artists, the latter of which are heavily dependent on costly radio promotion for their sales. By the end of 1997 the Company had shifted its Country music strategy to focus principally on signing artists with an established fan base, thereby significantly reducing radio promotion expenses.

     With the acquisition of Intersound the Company was able to expand on its focus on predictable sales with Intersound's "Classic Country" concept, which produces "Latest and Greatest" releases for Classic Country acts. The addition of Intersound also expanded the Company's artist roster to include Country acts such as The Bellamy Brothers, Eddie Rabbitt, Crystal Gayle, Dan Seals, The Gatlin Brothers, Earl Thomas Conley, and Jo-El Sonnier, who was nominated for a Grammy Award for Best Cajun Album. The Company's artist roster also features Holly Dunn, a member of the Country Music Foundation's Walkway of Stars. Releases scheduled on the Company's Intersound Country label for 1998 include studio albums by Becky Hobbs, Ronnie McDowell and T. Graham Brown, a Latest and Greatest album by Billy Joe Royal and an anthology box set of Crystal Gayle's greatest hits.

     CLASSICAL/THEMED PRODUCTIONS

     Through the acquisition of Intersound, the Company gained one of the industry's leading creators of Classical and Theme-based products-recordings arranged around a specific theme and often targeted to a specific demographic audience. The Company develops themed products through new recordings and by using its catalog to release existing titles in a new format. The Company's Theme-based products range from the music of Hollywood and Broadway to recordings by such established artists as Dizzy Gillespie, Al Hirt, Doc Severinsen and Ferrante & Teicher. The Company also creates multi-disc packages based on such concepts as "Bach and Bagels" and "Classics for Kids." Other Themed music releases produced and marketed by the Company include "Best of" packages featuring select composers and music genres; religious and ethnic selections; music for various party themes; and Christmas and various other holiday selections. Six Theme-based releases on the Intersound label were certified gold by the RIAA in 1995. During 1997, the Company had two albums simultaneously ranked No. 1 in BILLBOARD - ROMANCE AND ROSES, on
BILLBOARD'S Classical Budget chart, and ORNICO FLOW: THE MUSIC OF ENYA, by The Taliesin Orchestra, on the Classical Crossover chart. ROMANCE AND ROSES was the year's best-selling Classical Budget recording, and two other releases on the Company's Intersound label, NUTCRACKER CHRISTMAS and BEATLES'S GREATEST HITS, were among BILLBOARD's Top Five best-sellers in the Classical Budget market in 1997. Releases scheduled for 1998 on the Company's Intersound label include, albums by the Taliesin Orchestra, MUSIC OF ENYA VOL. II, and The Royal Philharmonic.

     URBAN/DANCE MUSIC

     The Company's Urban music division focuses on several specialty niches, including Classic Rhythm and Blues (R&B), Funk, Soul, Dance, Electronica, Bass and Hip-Hop. In Classic R&B, the Company employs an experienced staff that is well-versed in radio and other promotions for this musical genre. During 1997, the Company released STOP THE GUNFIGHT by the Rap artist and nonviolence advocate known as Trapp, which includes two tracks featuring the late Tupac Shakur and Notorious B.I.G. The album STOP THE GUNFIGHT debuted at No. 2 on BILLBOARD'S Heatseekers chart. In 1998, the Company plans to expand its Classic R&B catalog with new recordings from established artists such as George Clinton and the P-Funk All-Stars, Lakeside and the Dazz Band, and to release several new Rap albums. In addition, on April 15, 1998, the Company entered into a joint venture agreement between the Company and Divine Records, Inc., pursuant to which the Company plans to release debut albums by Urban newcomers Champain, Christopher Williams, DSA and PUMLA. BOOTY MIX 3:
WIGGLE PATROL was released in 1998 as a follow-up to BOOTY MIX 2: THE NEXT BOUNCE, a BILLBOARD Top 200 Best Selling Album. The Company also plans to release several titles in the growing Electronica music genre on its Intersound label in 1998.

     DVD

     The Company's Concert @ Home DVD label presents the best in contemporary music events, as well as classic performances from the world's most popular entertainers. The superior digital video quality and surround sound of DVD create a "front row seat" environment, plus a level of interactivity never before available in home video. The technology of DVD allows for tremendous programming flexibility, including multiple audio tracks, multiple camera angles, foreign language tracks and parental control. The Company's initial release of DVDs, scheduled for June 1998, includes the following 12 titles:
The Beach Boys' NASHVILLE SOUNDS, Roger Daltrey's A CELEBRATION: THE MUSIC OF PETE TOWNSHEND AND THE WHO, Harry Chapin's THE BOOK OF CHAPIN (Soundstage), Phoebe Snow with David Bromberg (SOUNDSTAGE), Luther Allison's LIVE IN PARADISE, Walter Trout's LIVE & KICKIN', George Clinton's LIVE AT THE HOUSE OF BLUES AT THE ATLANTA OLYMPICS, Various Artists' ESSENTIAL GOSPEL- LIVE AT THE HOUSE OF BLUES, George Winston's FORBIDDEN FOREST, Cyberlin's THE SEASONS, and the first two DVDs in a series of classical compositions by various artists set to African wildlife footage--CLASSICAL SPECTACULAR and CLASSICAL FIREWORKS.

DISTRIBUTION, SALES AND PROMOTION

     The Company currently distributes its products domestically through a multi-channel system comprised of (i) PolyGram; (ii) Platinum Christian Distribution division to the Christian retail market; and (iii) Intersound Distribution. PolyGram currently distributes releases on the Company's River North Records, CGI Records and House of Blues labels. The Company's Christian distribution company, Platinum Christian Distribution, distributes the Company's Christian music products as well as recorded music for artists affiliated with other record companies. The Company distributes many of its products through its proprietary distribution system, Intersound Distribution, through its direct sales force. The Company also provides distribution for third parties through its multiple channel distribution system. In addition, the Company plans to distribute its products and other commercially available titles via the Internet beginning in September 1998. The Company primarily distributes internationally by means of licensing arrangements. The Company plans, however, to distribute its future releases internationally by means of distribution arrangements on a territory by territory basis. The Company believes that utilizing such means of international distribution will allow the Company to exploit its existing international licensing relationships, electronic media and overseas manufacturing to increase its revenues derived from international distribution. The following table sets forth, for each period shown, the percentage of gross product sales by distribution channel:

                       PERCENTAGE OF TOTAL GROSS PRODUCT SALES
                               BY DISTRIBUTION CHANNEL


                                             SEVEN MONTHS
                                               ENDED
                                             DECEMBER 31              TWELVE MONTHS ENDED MAY 31
                                        --------------------          ---------------------------
                                        1997           1996           1997      1996        1995
(1)  PolyGram                           36.9%          75.2%          46.9%     58.2%      57.6%
(2)  Intersound                         60.4%            -            32.8%       -          -
(3)  Platinum Christian Distribution
     (to Christian bookstores)           2.5%          18.1%           9.1%     23.2%      23.2%
(4) Record Clubs/Direct Sales            0.2%           6.7%          11.2%     10.8%       3.0%
(5) Telemarketing                         -              -              -        7.8%      16.2%
(6) Internet                              -              -              -         -          -


     During the twelve months ended May 31,1996, Company management significantly reduced the Company's telemarketing efforts due to the increased costs of television advertising.

     The Company believes that the diversity of its distribution channels, which was established through substantial investment in the twelve month periods ended May 31, 1995 and 1996 and the acquisition of Intersound in January 31, 1997, and which the Company plans to continue to pursue, will help the Company absorb shifts in audience taste and the economy and provide the foundation for the Company's expansion into additional markets. The Company's unique diversity of distribution channels has also allowed the Company to begin distributing products for third parties pursuant to distribution agreements, which the Company's believes will contribute significantly to offsetting the fixed costs of maintaining its proprietary distribution system.

     POLYGRAM DISTRIBUTION

     In May 1993, the Company entered an exclusive distribution agreement (the "Distribution Agreement") with PolyGram; the largest distributor of recorded music in the world. Under the Distribution Agreement, PolyGram was appointed the exclusive distributor for certain of the Company's records throughout the United States. PolyGram currently distributes releases on the Company's River North Records, CGI Records and House of Blues labels. PolyGram does not distribute releases on the Intersound label. In addition, the Company has retained the right to distribute its records through key-outlet sales, licenses or sales to record clubs, sales through Christian bookstore channels and other third party licenses of master recordings. For its services, PolyGram is entitled to a distribution fee based on sales volume to secular accounts of 15-18% of the net sales for all records distributed under the agreement, less reserves set aside against returns and credits. For sales to stores in the Christian bookstore market, the distribution fee is 12% of net sales. Fees owed by the Company to PolyGram are secured by all Company products in PolyGram's possession. The distribution agreement is effective until December 31, 2002.

     PolyGram owns and distributes labels such as Motown Records, A&M Records, Mercury Records and others. The Company is one of the few record companies not owned by PolyGram whose products are distributed by PolyGram. The Company's relationship with PolyGram has provided the Company with access to distribution channels not readily available to other independent recorded music companies.

     The Company has historically distributed internationally by means of licensing arrangements. The first of these arrangements began during the twelve months ended May 31, 1996 with MCA Records, Ltd. ("MCA"). The Company has terminated its arrangement with MCA and entered into international licensing arrangements on a country-by-country basis. Revenues derived from the licensing of recording masters are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee. The Company plans, however, to distribute its future releases internationally by means of distribution arrangements on a territory by territory basis. The Company believes that utilizing such means of international distribution will allow the Company to exploit its existing international licensing relationships, electronic media and overseas manufacturing to increase its revenues derived from international distribution.

     PLATINUM CHRISTIAN DISTRIBUTION

     Platinum Christian Distribution, an operating division of the Company, distributes the Company's Christian music products, as well as recorded music for artists affiliated with other labels (including Mercury, Motown and PolyGram) into the Christian bookstore market. Platinum Christian Distribution also distributes Christmas albums for artists including The Statler Brothers, Donna Summer and Kathy Mattea.

     INTERSOUND DISTRIBUTION AND PROMOTION

     Intersound sells many of its products through a salaried direct sales force. Customer contact is made by the Intersound Distribution sales department that is organized to cover specific regions of the country and Canada. In addition to the sales operation at the Roswell, Georgia facility, Intersound Distribution has regional sales offices located throughout the United States and Canada. Additionally, Intersound has sales personnel that cover certain specialty retail sectors, international customers and record club and catalog customers. The Company's in-house sales personnel typically provide additional sales coverage to smaller chains and independent retail stores.
Internationally, Intersound Distribution sells products through overseas distributors and currently maintains relationships with ten distributors worldwide. Additionally, Intersound Distribution licenses recordings from its catalog that are included in recordings produced overseas. These sales are typically transacted title by title, and are sometimes done in a theme grouping. Intersound Distribution has licensing relationships with various companies in Europe, Asia, Australia and South America. Other key sales personnel, located primarily at the Roswell, Georgia facility, support Intersound Distribution's marketing efforts with its large retail customers.

     INTERNET DISTRIBUTION

     In May 1998, the Company announced its partnership with PLATINUM TECHNOLOGY, INC. (Nasdaq: PLAT) to develop and operate a web site on the Internet. The web site, which is scheduled for launch in September 1998, will provide consumers three different ways to purchase music titles from the
Company: (i) by digitally downloading titles from the Company's library of music titles to personal computers (ii) by standard mail order delivery of almost 500,000 commercially available music titles, and (iii) by customizing CDs compiled from any of the music selections in the Company's music catalog.
 This new digitally encrypted entertainment service, including online sampling and easy downloading of music selections, live broadcasts of artists' works, artist interviews, chat sessions and interactive liner notes, will take advantage of the search, selectivity and immediate capabilities of the Internet, enabling consumers to create a unique, individualized entertainment experience in the comfort of their own home.

     PLATINUM TECHNOLOGY will provide significant consulting services including e-commerce, Web host infrastructure, system management, and design services along with digital compression, encryption and delivery techniques needed to support the in-home service. The Company will offer its entire library of 12,000 master recordings for digital downloading via the Web, along with new releases from its roster of artists and other commercially available titles.

     DISTRIBUTION FOR THIRD PARTIES

     The Company also utilizes its distribution channels to facilitate distribution for third parties. In November 1997, the Company entered into a distribution agreement with RUF Records, GmbH, a German record company and producer of high quality records by Blues artists, pursuant to which the Company was appointed exclusive distributor for RUF's records throughout the United States. The initial term of this agreement is effective until November 1, 2000. RUF records are released on the House of Blues label and distributed through PolyGram. RUF records currently distributed by the Company pursuant to this distribution agreement include releases by Taj Mahal, Luther Allison, AJ Croce and Walter Trout.

     On April 27, 1998, the Company signed Georgia-based Ichiban Records to a distribution agreement pursuant to which the Company will be the exclusive distributor of Ichiban products for all retail stores, direct response sales, bookstores and record clubs in the United States and Canada. This agreement will also allow the Company to add hundreds of Ichiban's classic and contemporary R&B, Blues, Rap, Jazz and Soul recordings to its new web site currently in development over the Internet. Ichiban's products are distributed through Intersound Distribution. The agreement is for a two year
term.   Current artists on Ichiban's roster include M.C. Breed, Ashford &
Simpson with Maya Angelou, Vernon Garrett, The Fleshtones, Jimmy Dawkins, Millie Jackson, Francine Reed and others.

     The Company also distributes records for Tyscot Records pursuant to a distribution agreement, effective through May 1999. Tyscot releases include albums by Gospel artists such as Deitrick Haddon, Rodnie Bryant, Deliverance, and Phebe Hines. Tyscot products are distributed by the Company through PolyGram.

LIBRARY

     The Company owns or controls the copyrights to over 12,000 master recordings. By combining selections from its library with licensed rights to certain master recordings and compositions obtained from third parties, including most major labels, the Company has been successful in creating compilation products, such as ESSENTIAL BLUES, VOL I AND II and GOSPEL'S GREATEST HITS, VOL I, II AND III. The addition of the Intersound library has significantly enhanced the Company's ability to create more compilation and Themed products from its own catalog.

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

     RECORDING

     Contracts either provide for the artists to deliver completed recordings or for the Company to undertake the recording with the artist. If the recording costs are advanced by the Company, they are added to the advances paid to the artist and recouped against royalties payable to the artist. The Company's staff is involved in selecting producers, recording studios, any additional musicians needed and songs to be recorded, as well as supervising the output of recording sessions. For experienced artists, such involvement may be minimal.

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

PRODUCTION AND MANUFACTURING

     The Company is a full service record company with an art department that provides design and finished film for print-ready manufacturing of record cover design. The Company manufactures its finished music products through third party arrangements. The Company coordinates all of its manufacturing of finished music products through its Roswell, Georgia facilities.


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

     LICENSING

     The Company is engaged in licensing activity involving both the acquisition of rights to certain master recordings and compositions for its own projects and the granting of rights to third parties in the master recordings and compositions it owns. The Company typically obtains an ownership or co-ownership interest in all newly-recorded compositions appearing on albums released by the Company that are written by the artists performing the compositions. The rights to use all other compositions appearing on albums or audiovisual works are obtained from the publishers of those compositions under agreements that, for albums, are called mechanical licenses, which are often issued through a central agency, and for audiovisual works are called synchronization licenses. The mechanical license fee is customarily indexed to a statutory rate established under the United States Copyright Act, which currently is 7.1cents for a performance of up to five minutes and higher for performances of greater length. Although fees for synchronization licenses vary from set fees to percentages of sales price, the fee often corresponds to the statutory rate for mechanical licenses. The Company typically issues its own mechanical and synchronization licenses to third parties when compositions from its own catalog are used by others. The availability and terms of such cross-licensing arrangements are generally made possible by industry practices based on reciprocity.

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

COMPETITION

     The business success of the Company depends, among other things, on the skill and creativity of the employees of the Company and on their relationships with artists. The Company faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. The Company competes directly with other record companies, including the six major international recorded music companies, which distribute Gospel, Blues, Adult Contemporary, Country, Classical/Themed Productions and Urban/Dance music, as well as other record and music publishing companies for signing established and new artists and songwriters and acquiring music catalogs. Many of the Company's competitors have significantly longer operating histories, greater financial resources and larger music catalogs than the Company. The Company's ability to compete successfully will be largely dependent upon its ability to build upon and maintain its reputation for quality music products and to introduce music products which are accepted by consumers.

EMPLOYEES

     As of May 12, 1998, the Company employed 142 employees, of whom 46 were located in the Company's Downers Grove, Illinois facilities, 87 were located in the Company's Roswell, Georgia facilities, and 9 were located in Nashville, Tennessee. Of such employees, 79 were engaged in marketing, sales and related customer services, 32 were engaged in administration and accounting, 11 were engaged in legal, royalty and publishing services and 20 were engaged in production.

     None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers relations with its employees to be good.

SAFE HARBOR PROVISION

     This Report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for the twelve months ended December 31, 1998 and beyond to differ materially from those expressed in such forward-looking statements. Reference is made to the Company's prior filings with the Securities and Exchange Commission, in particular the "Risk Factors" section of the Company's Prospectus dated March 12, 1996, for a discussion of certain of such factors. These factors include, without limitation, commercial success of the Company's repertoire, charges and costs related to acquisitions, relationships with artists and producers, attraction and retention of key personnel, general economic and business conditions and enhanced competition and new competitors in the recorded music industry.

ITEM 2.  FACILITIES.

     The Company is headquartered in Downers Grove, Illinois. It currently leases its 12,250 square foot office facility, which lease expires April 30, 2003. This facility houses the executive offices of the Company, as well as the management, accounting and sales staff. The Company also leases a facility in Roswell, Georgia which houses the warehouse and distribution centers, production studios, art departments and marketing and promotion operations. This facility contains 59,334 square feet in total and has a lease term expiring December 31, 1999. The Company also leases sales offices in Minneapolis, MN, Dallas, TX, Scarborough, Ontario and Wellesley, MA under various leases expiring from June 1998 to March 1999. In addition, the Company leases 3,200 square feet of office space in Nashville, Tennessee, pursuant to a lease expiring October 31, 2000, that houses the promotional staff of River North Records, the staff of Intersound Country and the staff of Double J and a 3,300 square foot warehouse, located in Downers Grove, Illinois, that houses the mail order distribution operations of the Company.

     The Company believes that its facilities are in good condition and adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

     During March 1997, the Company and K-tel International, Inc. ("K-tel") signed a purchase and sale agreement (the "K-tel Agreement") pursuant to which the Company agreed to acquire K-tel's worldwide music business assets, except for K-tel's European and former Soviet Union music business, through the purchase of the stock of K-tel International (USA), Inc. and Dominion Music, Inc., both wholly-owned subsidiaries of K-tel (the "K-tel Acquisition"). The Company deposited $1,750,000 in escrow in accordance with the K-tel Agreement. During September 1997, the Company terminated the K-tel Agreement alleging that K-tel materially breached the K-tel Agreement. On September 12, 1997, K-tel filed a Complaint against the Company for declaratory judgment in the District Court of Hennepin County, Fourth Judicial District, State of Minnesota, seeking the escrowed funds. K-tel subsequently filed an Amended Complaint on October 2, 1997, seeking the escrowed funds as well as unspecified damages for the Company's alleged breach of the K-tel Agreement, breach of a related confidentiality agreement, fraud, defamation and promissory estoppel. On October 6, 1997, the Company removed K-tel's state court action to the United States District Court for the District of Minnesota, Fourth Division and counterclaimed for declaratory and other relief on December 10, 1997. The Company is seeking $1,750,000 in escrowed funds and another $1,750,000 in contractually agreed "reimbursement" because K-tel has materially breached the K-tel Agreement. In the alternative, Platinum is seeking rescission of the Purchase Agreement and return of the escrowed funds because K-tel fraudulently induced it to enter into the Purchase Agreement. Platinum has moved to dismiss K-tel's fraud, defamation and promissory estoppel claims. A hearing on this motion occurred on May 19, 1998, and no decision has been rendered. The parties have exchanged documents, responded to interrogatories and have begun to take depositions. Platinum intends to vigorously defend the lawsuit and prosecute its counterclaims against K-tel. The Company reserved the full escrowed amount during the seven months ended December 31, 1997.

     During November 1997, JCSHO, Inc., a Minnesota corporation, formerly known as Intersound, Inc. ("JCSHO"), filed a complaint against the Company in the District Court of Minnesota, Fourth Division. JCSHO alleges breach of contract by the Company with regard to the convertible subordinated debentures in the aggregate principal amount of $5,000,000 (the "Convertible Subordinated Debentures") issued by the Company to JCSHO in connection with the Intersound Acquisition. JCSHO alleges that the Company is in default on its obligations under the Convertible Subordinated Debentures due to failure to make certain payments under the Convertible Subordinated Debentures at a defined default interest rate. JCSHO is seeking damages in the amount of $5,000,000 and costs, disbursements and attorney's fees. The Company believes that JCSHO's allegations are without merit and intends to vigorously defend this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  An Annual Meeting of Stockholders was held on December 12, 1997.

     (b)  1.   The Stockholders voted to elect two Class II directors to serve until the Annual Meeting of Stockholders in 2000, as provided in the By-Laws of the Company with the following votes:

                  Michael P. Cullinane
                              For            Withheld            Against
                              ---            --------            -------
                              3,128,507            --                 --

                  Andrew J. Filipowski
                              For            Withheld            Against
                              ---            --------            -------
                              3,128,507            --                 --

          2. The Stockholders also voted to approve the issuance and sale by the Company of 22,500 shares of convertible preferred stock together with warrants to purchase an aggregate of 4,050,000 shares of the Company's Common Stock, par value $0.001 per share.

                              For            Withheld            Against
                              ---            --------            -------
                              3,128,107            --                500

          3. The Stockholders also voted to approve an amendment to the Platinum Entertainment, Inc. 1995 Directors' Stock Option Plan.

                              For            Withheld            Against
                              ---            --------            -------
                              2,363,801            --            764,706

          4. The Stockholders also voted to adopt the Platinum Entertainment, Inc. 1997 Employee Stock Purchase Plan.

                              For            Withheld            Against
                              ---            --------            -------
                              3,128,107            --                500

          5. The Stockholders also voted to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the fiscal year ending May 31, 1998.

                              For            Withheld            Against
                              ---            --------            -------
                              3,128,507            --                 --

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "PTET." The following table sets forth for the periods indicated the high and low closing prices of the Company's Common Stock since the Company's initial public offering on March 12, 1996 ("IPO"), as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

                                                  Price Range of Common Stock
                                                  ---------------------------
                                                         High         Low
Fiscal Year Ended May 31, 1996*:
   Fourth Quarter                                      $17.750     $ 11.500
Fiscal Year Ended May 31, 1997:
   First Quarter                                       $19.250     $ 13.750
   Second Quarter                                       16.250        8.500
   Third Quarter                                         8.500        6.000
   Fourth Quarter                                        7.000        5.000
Seven Months Ended December 31, 1997**:
   Three Months Ended August 31, 1997                  $ 7.250     $  5.375
   Three Months Ended November 30, 1997                  8.500        4.875
   One Month Ended December 31, 1997                     6.750        5.000
Fiscal Year Ended December 31, 1998:
   First Quarter                                       $ 7.438     $  5.375
   Second Quarter (through May 18, 1998)                13.750        6.750


------------------

* Prior to March 12, 1996, there was no established public trading market for the Common Stock.
**   Effective February 1998, the Company changed its fiscal year from May 31 to
      December 31.

     At May 18, 1998, there were approximately 75 stockholders of record and 5,275,040 shares of Common Stock outstanding.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the Company as of the dates and for the periods indicated. Effective December 31, 1997, the Company changed its fiscal year from May 31 to a calendar year. The selected consolidated financial data as of and for the seven months ended December 31, 1997, the twelve months ended May 31, 1997, 1996 and 1995, the five months ended May 31, 1994 and the twelve months ended December 31, 1993 listed below have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the unaudited seven months ended December 31, 1996 was prepared in accordance with generally accepted accounting principles; in the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the results of operations shown. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.


                                                       SEVEN MONTHS ENDED
                                                          DECEMBER 31                   TWELVE MONTHS ENDED MAY 31
                                                 ----------------------------    --------------------------------------------
                                                      1997           1996           1997           1996           1995
                                                                  (UNAUDITED)
                                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Gross revenues                                   $   35,294       $   12,878      $   38,757       $   20,121     $   12,782
Returns, allowances and discounts (1)               (13,639)          (3,147)        (13,031)          (5,444)        (3,633)
                                                 ----------------------------    --------------------------------------------
Total net revenues (1)                               21,655            9,731          25,726           14,677          9,149
Gross profit (1)                                      4,871            3,506          11,707            4,236          4,204
Merger, restructuring and one-time costs (2)          3,100                6           2,231              -              -
Operating loss (1)                                  (11,607)          (2,394)         (4,638)          (3,937)        (4,729)
Interest and other financing costs                   (4,202)              (7)         (4,918)            (570)          (157)
Loss from continuing operations (1)                 (16,446)          (2,265)         (9,354)          (4,401)        (4,840)
Loss from discontinued operations                       -                -               -               (226)        (4,684)
Net loss (1)                                        (16,446)          (2,265)         (9,354)          (4,627)        (9,524)
Less - Cumulative preferred dividends (3)               -                -               -               (602)           -
Loss applicable to common shares (1)             $  (16,446)      $   (2,265)     $   (9,354)      $   (5,229)    $   (9,524)

Basic and diluted loss per common share:
  Loss from continuing operations (1)            $    (3.14)      $    (0.44)     $    (1.82)      $    (1.71)    $    (2.12)
  Loss from discontinued operations                     -                -               -              (0.08)         (2.05)
                                                 ----------------------------    --------------------------------------------
Net loss (1)(4)                                  $    (3.14)      $    (0.44)     $    (1.82)      $    (1.79)    $    (4.17)
                                                 ----------------------------    --------------------------------------------
                                                 ----------------------------    --------------------------------------------

Weighted average number of common
  shares outstanding (4)                          5,232,030        5,112,066       5,136,830        2,925,987      2,284,090


                                                                 FIVE MONTHS     TWELVE MONTHS
                                                                    ENDED            ENDED
                                                                    MAY 31         DECEMBER 31
                                                                     1994             1993
STATEMENT OF OPERATIONS DATA:
Gross revenues                                                      $  3,527        $  4,038
Returns, allowances and discounts (1)                                   (584)           (590)
                                                                    ------------------------
Total net revenues (1)                                                 2,943           3,448
Gross profit (1)                                                         490             576
Merger, restructuring and one-time costs (2)                             -               -
Operating loss (1)                                                      (901)         (1,766)
Interest and other financing costs                                       (27)            (33)
Loss from continuing operations (1)                                     (928)         (1,799)
Loss from discontinued operations                                       (755)         (1,519)
Net loss (1)                                                          (1,683)         (3,318)
Less - Cumulative preferred dividends (3)                                -               -
Loss applicable to common shares (1)                                $ (1,683)       $ (3,318)



                                                                                             MAY 31
                                                        DECEMBER 31      -------------------------------------------  DECEMBER 31
BALANCE SHEET DATA:                                       1997            1997         1996       1995       1994       1993
Cash and cash equivalents                               $     11        $     53     $  8,222   $     87   $      9   $     36
Working capital (deficit) (5)                                531         (23,673)      12,O55     (9,128)    (4,117)    (3,349)
Total assets (1)                                          57,457          62,304       20,544      6,353      5,385      4,656
Long-term obligations (including current portion)         25,000           5,000          -          -        1,140      1,243
Redeemable preferred stock                                   -               -            -        5,423        -          -
Total stockholders' equity (net capital deficiency)(1)    12,375           7,866       15,215    (12,320)    (3,302)    (1,618)
-----------------------------------------------------------------        ---------------------------------



(1) During January 1997, the Company purchased substantially all of the assets of Intersound for consideration of $24,000,000 in cash, $5,000,000 in convertible subordinated debentures and the assumption of certain liabilities. Intersound produces, licenses, markets and distributes recorded music for Urban/Dance, Gospel, Classical/Themed Productions and other genres. The acquisition has been accounted for by the purchase method of accounting and the purchase price of approximately $41,000,000, including assumed liabilities, exceeds the fair value of the assets acquired by $6,098,000 which represents goodwill. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values. The amounts allocated to music catalog, music publishing rights and goodwill are being amortized over 25 years using the straight-line method.

     The Company determined the purchase price allocation, as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, the Company ascertained that the purchase value allocated certain purchased assets exceeded their fair market values by approximately $1,150,000. In addition, further liabilities of approximately $2,350,000, which the Company believes relate to returned products that had been sold prior to the Company's purchase of Intersound, were identified. Had these matters been identified by the Company at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not identified at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations for the seven months ended December 31, 1997, resulting in a nonrecurring charge to current operations of $3,500,000. This amount is included in the current period returns and allowances ($2,350,000) and cost of sales and services ($1,150,000).

(2) As a result of the acquisitions completed by the Company during the twelve months ended May 31, 1997, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs approximated $251,000 and $1,700,000 during the seven months ended December 31, 1997 and the twelve months ended
     May 31, 1997, respectively. The restructuring was substantially completed at December 31, 1997. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. One-time costs for the twelve months ended May 31, 1997 include write-offs of artist advances of approximately $600,000 in areas for which the Company has chosen to redirect its resources. These costs are classified as merger, restructuring and one-time costs and are included in the Company's operating losses.

     In addition, during March 1997, the Company and K-tel signed the K-tel Agreement pursuant to which the K-tel Acquisition was to be completed. The Company deposited $1,750,000 in escrow in accordance with the K-tel Agreement. During September 1997, the Company terminated the K-tel Agreement alleging that K-tel materially breached the K-tel Agreement. Both the Company and K-tel have filed claim to the escrowed amounts.
     The outcome of such claims is uncertain. Accordingly, the Company reserved the full escrowed amount during the seven months ended December 31, 1997. In addition, approximately $1,100,000 of legal, accounting, and other incremental costs associated with the K-tel Acquisition were expensed by the Company during the seven months ended December 31, 1997.
      These costs are classified as merger, restructuring and one-time costs and are included in the Company's operating loss.

(3) Represents accrued dividends on the Company's Series A-1 Redeemable Non-Convertible Preferred Stock, which dividends were paid concurrent with the redemption of the stock during March 1996. The Company has never paid a dividend on its Common Stock.

(4) Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period.
     Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. The total of such securities at December 31, 1997 is 14,790,000. Such effect was not dilutive in any of the periods presented herein.

(5)  Includes short-term debt for all periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere herein.

OVERVIEW

     The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats. The Company has produced recorded music products in the Adult Contemporary, Gospel, Country and Blues music formats, primarily under its River North Records, CGI Records and House of Blues Music Co. labels. With its January 1997, acquisition of Intersound, the Company expanded its artist base and music catalog within existing genres, and added new music genres to its repertoire, including Urban/Dance and Classical/Themed Productions.

     Effective December 31, 1997, the Company changed its fiscal year from May 31 to a calendar year. This change in fiscal year makes the Company's year comparable with other public companies in the industry. This change in fiscal year also conforms the Company's fiscal periods to the quarterly and semi-annual periods for which the Company reports its royalties to its recording artists and publishers as well as the annual term of the distribution agreement with PolyGram.

     As an integral part of the Company's growth strategy, the Company completed several acquisitions during the twelve months ended May 31, 1997, acquiring: (i) substantially all of the assets of REX during June 1996; (ii) substantially all of the assets of Double J during September 1996; (iii) a 50% interest in the HOB Joint Venture during November 1996 and (iv)
substantially all of the assets of Intersound effective January 1997.   See
"Significant Matters" below for more details of these transactions.

     The Company determined the purchase price allocation for Intersound, as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, the Company ascertained that the purchase value allocated certain purchased assets exceeded their fair market values by approximately $1,150,000. In addition, further liabilities of approximately $2,350,000, which the Company believes relate to returned products that had been sold prior to the Company's purchase of Intersound, were identified. Had these matters been identified by the Company at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not identified at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations for the seven months ended December 31, 1997, resulting in a nonrecurring charge to current operations of $3,500,000. This amount is included in the current period returns and allowances ($2,350,000) and cost of sales and services ($1,150,000). The Company recorded a portion of these adjustments through purchase accounting during the three month periods ended August 31 and November 30, 1997. The impact of subsequently recording these and certain other adjustments through the Company's results of operations during the month of December 1997 is currently being evaluated by management in order to determine the effect on the previously reported quarterly results of operations.

     As a result of the acquisitions discussed above, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs approximated $251,000 and $1,700,000 during the seven months ended December 31, 1997 and the twelve months ended May 31, 1997, respectively. The restructuring was substantially completed at December 31, 1997. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the twelve months ended May 31, 1997 include write-offs of artist advances of approximately $600,000 in areas for which the Company has chosen to redirect its resources. These costs are classified as merger, restructuring and one-time costs and are included in the Company's operating losses.

     During March 1997, the Company and K-tel signed the K-tel Agreement pursuant to which the K-tel Acquisition was to be completed. The Company deposited $1,750,000 in escrow in accordance with the K-tel Agreement. During September 1997, the Company terminated the K-tel Agreement alleging that K-tel materially breached the K-tel Agreement. Both the Company and K-tel have filed claim to the escrowed amounts. The outcome of such claims is uncertain. See Item 3.-"Legal Proceedings." Accordingly, the Company reserved the full escrowed amount during the seven months ended December 31, 1997. In addition, approximately $1,100,000 of legal, accounting, and other incremental costs associated with the K-tel Acquisition were expensed by the Company during the seven months ended December 31, 1997. These costs are classified as merger, restructuring and one-time costs and are included in the Company's operating loss.

     The Company records revenues for music products, other than telemarketing C.O.D. sales, when such products are shipped to retailers. In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for future returns is based upon its historical returns, SOUNDSCAN data and the return rate of the Company's third-party distributor, PolyGram. The Company terminated its relationship with Riverside Book and Bible House, Inc. ("Riverside") for fulfillment of Platinum Christian Distribution, effective August 1997. The acquisitions enabled Platinum Christian Distribution fulfillment to be handled through the recently acquired Intersound internal distribution system and the increased volume allowed the Company to negotiate Christian Bookstore Market distribution through its third-party secular market distributor, PolyGram.
As a result, the Company experienced unusually high returns of product through the Riverside distribution channels as customers were allowed a limited time to return products before returns were no longer accepted from previous Riverside sales. In addition, the Company ceased relations with certain customers who consistently failed to pay on a timely basis, prompting an unusually high returns experience from these customers. Accordingly, the Company's returns experience was 30% for the twelve months ended May 31, 1997, compared to 25% and 20% for the seven months ended December 31, 1997 and 1996, respectively, and 27% and 26% for the twelve months ended May 31, 1996 and 1995, respectively. As discussed above, the Company recorded approximately $2,350,000 relating to returns of product that the Company believes had been sold by Intersound prior to the Company's purchase. Accordingly, the Company's returns experience was 35% for the seven months ended December 31, 1997. It is the Company's policy to inventory all returned product and resell such product at market value.

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

     The Company primarily distributes internationally by means of licensing arrangements. The first of these arrangements began during the twelve months ended May 31, 1996 with MCA. The Company subsequently terminated this arrangement and has entered international licensing arrangements on a country-by-country basis. Revenues derived from the licensing of recorded masters are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of gross revenues, certain items that are included in the Company's statements of operations for the periods reflected below. Operating results for any period are not necessarily indicative of results for any future periods.


                                                          SEVEN MONTHS ENDED DECEMBER 31
                                                     ----------------------------------------
                                                     1997                    1996
                                                     ----------------------------------------
                                                              (Dollars in thousands)
Total gross revenues  . . . .                        $35,294   100.0%        $12,878   100.0%

Less: Returns and allowances                         (11,351)  -32.2%         (2,326)  -18.1%
Less: Discounts . . . . . . .                         (2,288)   -6.5%           (821)   -6.4%
                                                     --------                --------
Total net revenues  . . . . .                         21,655    61.3%          9,731    75.5%
Cost of sales and services  .                         16,784    47.6%          6,225    48.3%
                                                     --------                --------
Gross profit  . . . . . . . .                          4,871    13.7%          3,506    27.2%

Other operating expense:
Selling, general and
  administrative expenses . .                         12,316    34.9%          5,695    44.2%
Merger, restructuring and
  one-time costs  . . . . . .                          3,100     8.8%              6       --
Depreciation and amortization                          1,062     3.0%            199     1.5%
                                                     --------                --------
Operating loss  . . . . . . .                        (11,607)  -33.0%         (2,394)  -18.5%
Interest income . . . . . . .                             49     0.1%            136     1.1%
Interest expense  . . . . . .                         (2,944)   -8.3%             (7)   -0.1%
Other financing costs . . . .                         (1,258)   -3.6%            -        -
Equity gain (loss)  . . . . .                           (686)   -1.9%            -        -
                                                     --------                --------
Loss from continuing
  operations  . . . . . . . .                        (16,446)  -46.7%         (2,265)  -17.5%
Discontinued operations:
  Loss from operations  . . .                            -        -              -        -
  Loss on disposal  . . . . .                            -        -              -        -
                                                     --------                --------
Loss from discontinued
  operations  . . . . . . . .                            -        -              -        -
                                                     --------                --------
Net loss  . . . . . . . . . .                       ($16,446)  -46.7%        ($2,265)  -17.5%
                                                     --------                --------
                                                     --------                --------


                                                                        TWELVE MONTHS ENDED MAY 31
                                                     ----------------------------------------------------------------
                                                     1997                    1996                    1995
                                                     ----------------------------------------------------------------
                                                                           (Dollars in thousands)
Total gross revenues  . . . .                        $38,757   100.0%        $20,121   100.0%        $12,782   100.0%

Less: Returns and allowances                         (10,568)  -27.3%         (4,732)  -23.5%         (3,126)  -24.5%
Less: Discounts . . . . . . .                         (2,463)   -6.4%           (712)   -3.5%           (507)   -4.0%
                                                     --------                --------                --------
Total net revenues  . . . . .                         25,726    66.4%         14,677    73.0%          9,149    71.5%
Cost of sales and services  .                         14,019    36.2%         10,441    51.9%          4,945    38.7%
                                                     --------                --------                --------
Gross profit  . . . . . . . .                         11,707    29.9%          4,236    21.1%          4,204    32.8%

Other operating expense:
Selling, general and
  administrative expenses . .                         13,141    33.9%          8,017    39.8%          8,800    68.8%
Merger, restructuring and
  one-time costs  . . . . . .                          2,231     5.8%            -        -              -        -
Depreciation and amortization                            973     2.5%            156     0.8%            133     1.0%
                                                     --------                --------                --------
Operating loss  . . . . . . .                         (4,638)  -12.0%         (3,937)  -19.5%         (4,729)  -37.0%
Interest income . . . . . . .                            154     0.4%            106     0.5%             46     0.4%
Interest expense  . . . . . .                         (1,385)   -3.6%           (570)   -2.8%           (157)   -1.2%
Other financing costs . . . .                         (3,533)   -9.1%            -        -              -        -
Equity gain (loss)  . . . . .                             48     0.1%            -        -              -        -
                                                     --------                --------                --------
Loss from continuing
  operations  . . . . . . . .                         (9,354)  -24.1%         (4,401)  -21.8%         (4,840)  -37.8%
Discontinued operations:
  Loss from operations  . . .                            -        -              -        -           (2,073)  -16.2%
  Loss on disposal  . . . . .                            -        -             (226)   -1.1%         (2,611)  -20.4%
                                                     --------                --------                --------
Loss from discontinued
  operations  . . . . . . . .                            -        -             (226)   -1.1%         (4,684)  -36.6%
                                                     --------                --------                --------
Net loss  . . . . . . . . . .                        ($9,354)  -24.1%        ($4,627)  -22.9%        ($9,524)  -74.4%
                                                     --------                --------                --------
                                                     --------                --------                --------


     References made in the following discussion include:  (i)    Gospel
format - activity under the CGI Records, Light Records, Lexicon Music, R.E.X. Music and Flying Tart labels, as well as Gospel activity under the House of Blues label; (ii) Country format - activity under the River North Nashville label; (iii) Adult Contemporary format - activity under the River North Records label; (iv) Blues format - Blues activity under the House of Blues label and (v) all activity from the Intersound Acquisition is referenced "Intersound" so that the effects of the Intersound Acquisition can more clearly be understood. Intersound activity includes music in the Classical/Themed Productions, Urban/Dance and Country genres. See "Overview."

SEVEN MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SEVEN MONTHS ENDED DECEMBER 31, 1996

     Gross revenues increased $22,416,000 or 174.1% to $35,294,000 for the seven months ended December 31, 1997 compared to the seven months ended December 31, 1996; the seven months ended December 31, 1996 did not include the activities of Intersound, which represents $21,060,000 or 94.0% of this increase. Gross revenues generated from various genres as a percentage of total gross revenues is as follows:

                                           Seven Months Ended
                                              December 31
                                           -------------------
                                             1997      1996
             Gospel                          17.8%     47.0%
             Country                          1.0%     36.1%
             Adult Contemporary              13.3%     10.2%
             Blues                            8.2%      6.7%
             Intersound                      59.7%        --


     Gross revenue generated from Gospel increased slightly, while gross revenue generated from Adult Contemporary, Blues and Intersound increased approximately $3,400,000, $2,000,000 and $21,100,000, respectively, offsetting an approximate $4,300,000 decline in Country revenues. The changes in percentages are due principally to the activities of Intersound as noted above. Significant contributions to revenues for the current period include William Becton's HEART OF A LOVE SONG (Gospel), John Denver's A CELEBRATION OF LIFE and the continued success of Peter Cetera's YOU'RE THE INSPIRATION (A COLLECTION) (Adult Contemporary), PAINT IT, BLUE - a tribute to the Rolling Stones by various Blues artists (Blues) and BOOTLEG BOOTY, a compilation of various Urban artists, George Clinton's LIVE . . . AND KICKIN', Eddie Rabbitt's BEATIN' THE ODDS, and numerous Christmas releases (Intersound). These increases were offset by decreased activity in Country releases whose sales are largely determined by the success of obtaining country radio airplay. Radio-driven country releases during the seven months ended December 31, 1996 included The Beach Boys' STARS AND STRIPES, VOL. I and Crystal Bernard's THE GIRL NEXT DOOR. The Company has shifted its Country music strategy to principally sign artists with an established fan base, thereby significantly reducing radio promotion expenses.

     Returns and allowances increased $9,025,000 or 388.0% to $11,351,000 for the seven months ended December 31, 1997 compared to the seven months ended December 31, 1996; the seven months ended December 31, 1996 did not include the activities of Intersound, which represents $7,844,000 or 86.9% of this increase. Returns and allowances as a percentage of gross product sales, less discounts, increased to 35.3% for the seven months ended December 31, 1997 from 20.1% for the seven months ended December 31, 1996. As discussed in the "Overview," the Company ascertained additional product returns of $2,350,000 which the Company believes relate to Intersound prior to the Intersound Acquisition. As these returns were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect this amount in its results of operations. Had these returns been identified by the Company at the time of purchase or shortly thereafter, such amount would have been recorded through purchase accounting, resulting in no subsequent income statement impact. Excluding these returns, returns and allowances as a percentage of gross product sales, less discounts, for the seven months ended December 31, 1997 are 25.6%. Management attributes this current period increase in returns to the effects of the acquisitions completed during the twelve months ended May 31, 1997 and the termination of relationships with certain slow-paying customers as discussed above in "Overview."

     Discounts increased $1,467,000 or 178.7% to $2,288,000 for the seven months ended December 31, 1997 compared to the seven months ended December 31, 1996; the seven months ended December 31, 1996 did not include the activities of Intersound, which represents $1,181,000 or 80.5% of this increase.

Discounts as a percentage of gross product sales remained unchanged at 6.6% for both the seven months ended December 31, 1997 and 1996.

     Cost of sales and services increased $10,559,000 or 169.6% to $16,784,000 for the seven months ended December 31, 1997 compared to the seven months ended December 31, 1996; the seven months ended December 31, 1996 did not include the activities of Intersound, which represents $7,124,000 or 67.5% of this increase. Cost of sales and services as a percentage of gross revenues decreased to 47.6% for the seven months ended December 31, 1997 from 48.3% for the seven months ended December 31, 1996. As discussed in the "Overview," the Company ascertained that the purchase value allocated certain assets purchased from Intersound exceeded their fair market values, as disclosed in balance sheet at May 31, 1997. The Company specifically ascertained certain unrecoupable artist advances ($750,000) and obsolete inventory ($400,000), which, when recorded, affects cost of sales and services. As these write-downs were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Had these write-downs been ascertained by the Company at the time of purchase or shortly thereafter, such amounts would have been recorded through purchase accounting, resulting in no subsequent income statement impact. Excluding these write-downs, cost of sales and services as a percentage of gross revenues for the seven months ended December 31, 1997 is 44.3%. The decreased current period costs are primarily a result of the lower cost of product sales associated with direct-to-retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during the twelve months ended May 31, 1997.

     Gross profit increased $1,365,000 or 38.9% to $4,871,000 for the seven months ended December 31, 1997 compared to the seven months ended December 31, 1996; the seven months ended December 31, 1996 did not include the activities of Intersound, which represents the majority of this increase. As discussed in the "Overview" above, gross profit includes $3,500,000 of costs and expenses that related to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, gross profit increased $4,865,000 or 138.8%. The current period increase is attributable to the Intersound activity due to lower associated royalty costs and the absence of third-party distribution fees, offset by increased sales through distributed labels such as House of Blues, which yields a lower gross margin, and the increased returns and allowances as discussed above. As a percentage of gross revenues, gross profit decreased to 23.7% for the seven months ended December 31, 1997 from 27.2% for the seven months ended December 31, 1996.

     Selling, general and administrative expenses increased $6,352,000 or 111.5% to $12,047,000 for the seven months ended December 31, 1997 compared to the seven months ended December 31, 1996; the seven months ended December 31, 1996 did not include the activities of Intersound, which represents
$5,211,000 or 82.0% of this increase.   Selling, general and administrative
expenses as a percentage of gross revenues decreased to 34.1% for the seven months ended December 31, 1997 from 44.2% for the seven months ended December 31, 1996 primarily due to an increased revenue base.

     See "Overview" above for details of nonrecurring merger, restructuring and one-time costs of $3,100,000.

     Depreciation and amortization increased to $1,200,000 for the seven months ended December 31, 1997 from $199,000 for the seven months ended December 31, 1996. The increase relates primarily to amortization expense resulting from music catalog, music publishing rights and goodwill recorded from the acquisitions completed during the twelve months ended May 31, 1997.

     As a result of the factors described above, an operating loss of $11,607,000 was experienced in the seven months ended December 31, 1997 compared to an operating loss of $2,394,000 in the seven months ended December 31, 1996. As discussed in the "Overview" above, operating loss includes $3,500,000 of costs and expenses that related to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, the Company experienced an operating loss of $8,107,000 during the current period. $3,100,000 of this current period increase is due to nonrecurring merger, restructuring and one-time costs as discussed above.

     No tax expense or benefit had been recorded through December 31, 1997 due to the Company's net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $33,158,000 at May 31, 1997 (the Company has not yet obtained permission to change its fiscal year to December 31 for tax purposes), expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the IPO in March 1996. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

     Interest expense for the seven months ended December 31, 1997 totaled $2,944,000 compared to $7,000 for the seven months ended December 31, 1996. See "Capital Resources" below for details of the Company's current debt structure.

     Other financing costs of $1,258,000 were incurred during the seven months ended December 31, 1997 due to the funding of the Intersound Acquisition. See "Capital Resources" below for details of the Company's current debt structure.

     The net loss for the seven months ended December 31, 1997 totaled $16,446,000 compared to $2,265,000 for the seven months ended December 31, 1996. As discussed in the "Overview" above, net loss includes $3,500,000 of costs and expenses that related to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, the Company experienced a net loss of $12,946,000 during the current period. The current period increase relates primarily to financing, merger, restructuring and one-time costs of $4,359,000 and interest expense of $2,944,000 related to the Intersound Acquisition, as well as a $1,001,000 increase in depreciation and amortization related to the acquisitions completed during the twelve months ended May 31, 1997.

TWELVE MONTHS ENDED MAY 31, 1997 COMPARED TO TWELVE MONTHS ENDED MAY 31, 1996

     Gross revenues increased $18,636,000 or 92.6% to $38,757,000 for the twelve months ended May 31, 1997 compared to the twelve months ended May 31, 1996; $12,671,000 or 68.0% of this increase related to the activities of Intersound since January 1, 1997. Gross revenues generated from various genres as a percentage of total gross revenues is as follows:


                                   Twelve Months Ended
                                        May 31
                                  ----------------------
                                   1997           1996
               Gospel              36.3%           66.0%
               Country             13.7%            9.4%
               Adult Contemporary   7.9%           19.3%
               Blues                9.4%            5.3%
               Intersound          32.7%              --


     Gross revenues generated from Gospel, Country, Blues and Intersound activity increased for the twelve months ended May 31, 1997 compared to the twelve months ended May 31, 1996 by approximately $800,000, $3,400,000, $2,600,000 and $12,700,000, respectively, offset by a decrease in Adult Contemporary revenues of approximately $800,000. The changes in percentages are due principally to the activities of Intersound since January 1, 1997. Significant contributions to revenues for the twelve months ended May 31, 1997 include National Baptist Convention's LET'S GO TO CHURCH (Gospel), The Beach Boys' STARS AND STRIPES, VOLUME I (Country), The Blues Brothers' LIVE FROM CHICAGO'S HOUSE OF BLUES and the current year release of seven Blues compilations compared to two during the prior twelve months, (Blues) and BOOTY MIX 2: THE NEXT BOUNCE, Trapp's STOP THE GUNFIGHT, ROMANCE & ROSES and The Taliesin Orchestra's ORINOCO FLOW: THE MUSIC OF ENYA (Intersound). These increases were offset by decreased activity in Adult Contemporary due to the first quarter release of Peter Cetera's ONE CLEAR VOICE in the twelve months ended May 31, 1996 compared to the fourth quarter release of his A COLLECTION during the twelve months ended May 31, 1997. In addition, revenues increased despite the fact telemarketing activities were discontinued by the Company during the twelve months ended May 31, 1996. Such revenues were approximately $1,400,000 for that period.

     Returns and allowances increased $5,836,000 or 123.3% to $10,568,000 for the twelve months ended May 31, 1997 compared to the twelve months ended May 31, 1996; $3,173,000 of this increase related to the activities of Intersound since January 1, 1997. Returns and allowances as a percentage of gross product sales, less discounts, increased to 30.2% for the twelve months ended May 31, 1997 from 26.9% for the twelve months ended May 31, 1996. Management attributes the increase in returns for the twelve months ended May 31, 1997 to the effects of the acquisitions completed during that period as discussed above.

     Discounts increased $1,751,000 or 245.9% to $2,463,000 for the twelve months ended May 31, 1997 compared to the twelve months ended May 31, 1996; $381,000 or 21.8% of this increase related to the activities of Intersound since January 1, 1997. Discounts as a percentage of gross product sales increased to 6.6% for the twelve months ended May 31, 1997 from 3.9% for the twelve months ended May 31, 1996. The increase relates to the Company's more aggressive utilization of discount plans with retailers and the increase in new releases volume for which it is industry practice to extend discounts for new release orders, compared to reorders of previously released albums. Also, additional discounts were extended to the member churches which purchased the National Baptist Convention's LET'S GO TO CHURCH release directly from the Company. The additional discounts allowed were more than offset by third-party distribution fee savings.

     Cost of sales and services increased $3,578,000 or 34.3% to $14,019,000 for the twelve months ended May 31, 1997 compared to the twelve months ended May 31, 1996; $2,733,000 or 76.4% of this increase related to the activities of Intersound since January 1, 1997. Cost of sales and services as a percentage of gross revenues decreased to 36.2% for the twelve months ended May 31, 1997 from 51.9% for the twelve months ended May 31, 1996. The Company has been experiencing increased cost of product sales primarily attributable to increased royalty costs associated with albums featuring established artists in non-Gospel formats and the reduction in telemarketing sales has negatively impacted margins due to the lower cost of product sales attributable to telemarketing sales compared with other distribution channels. However, these increased costs have been offset by the lower cost of product sales associated with Intersound activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, significant costs of projects released in the twelve months ended May 31, 1997, such as albums by The Beach Boys and Crystal Bernard, were incurred in the twelve months ended May 31, 1996. The projects in production during the twelve months ended May 31, 1997 are less costly relative to the projects in production during the prior year.

     Gross profit increased $7,471,000 or 176.4% to $11,707,000 for the twelve months ended May 31, 1997 compared to the twelve months ended May 31, 1996; $6,385,000 or 85.5% of this increase related to the activities of Intersound since January 1, 1997. As a percentage of gross revenues, gross profit increased to 29.9% for the twelve months ended May 31, 1997 from 21.1% for the twelve months ended May 31, 1996. The increase is attributable both to the Intersound activity since January 1, 1997 which experiences lower associated royalty costs and the lack of a third-party distribution fee and that artist projects during the twelve months ended May 31, 1997 required less allowances for unrecoupability than during the twelve months ended May 31, 1996.

     Selling, general and administrative expenses increased $5,124,000 or 63.9% to $13,141,000 for the twelve months ended May 31, 1997 compared to the twelve months ended May 31, 1996; $3,039,000 or 59.3% of this increase related to the activities of Intersound since January 1, 1997. Selling general and administrative expenses as a percentage of gross revenues decreased to 33.9% for the twelve months ended May 31, 1997 from 39.8% for the twelve months ended May 31, 1996 primarily due to an increased revenue base.

     See "Overview" above for details of nonrecurring merger, restructuring and one-time costs of $2,231,000.

     Depreciation and amortization increased to $973,000 for the twelve months ended May 31, 1997 from $156,000 for the twelve months ended May 31, 1996. The increase relates primarily to amortization expense resulting from music catalog, music publishing rights and goodwill recorded from the acquisitions completed during the twelve months ended May 31, 1997.

     As a result of the factors described above, an operating loss of $4,638,000 was experienced in the twelve months ended May 31, 1997 compared to an operating loss of $3,937,000 in the twelve months ended May 31, 1996.

     No tax expense or benefit had been recorded through May 31, 1997 due to the Company's net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $22,601,000 at May 31, 1997, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the IPO in March 1996. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

     Interest expense for the twelve months ended May 31, 1997 totaled $1,385,000 compared to $570,000 for the twelve months ended May 31, 1996. See "Capital Resources" below for details of the Company's current debt structures.

     Other financing costs of $3,533,000 were incurred during the twelve months ended May 31, 1997 due to the funding of the Intersound Acquisition. These costs include amortization of debt discount relating to the warrants issued Bank of Montreal ("BMO") and BMO's financing fees charged the Company during the twelve months ended May 31, 1997.

     The net loss from continuing operations for the twelve months ended May 31, 1997 totaled $9,354,000 compared to $4,401,000 for the twelve months ended May 31, 1996. The increase relates primarily to financing, merger, restructuring and one-time costs of $5,764,000 and interest expense of $1,385,000 related to the Intersound Acquisition, as well as a $761,000 increase in depreciation and amortization related to the acquisitions completed during the twelve months ended May 31, 1997.

TWELVE MONTHS ENDED MAY 31, 1996 COMPARED TO TWELVE MONTHS ENDED MAY 31, 1995

     Gross revenues increased $7,339,000 or 57.4% to $20,121,000 for the twelve months ended May 31, 1996 compared to $12,782,000 for the prior twelve months, while net revenues increased $5,528,000 or 60.4%. Gross revenues generated in the Adult Contemporary, Gospel and Country markets increased by $3,583,000, $2,128,000 and $885,000, respectively, for the twelve months ended May 31, 1996 compared to the prior twelve months. The increase in Adult Contemporary revenue growth is due, in part, to the success of Peter Cetera's ONE CLEAR VOICE album. The increase in Gospel revenue growth is attributable to the success of a number of new releases, such as THE LIGHT YEARS series and Witness' A SONG IN THE NIGHT, combined with the continued popularity of many of the Company's older Gospel releases. The increase in Country revenues is principally due to the release of Ronna Reeves' AFTER THE DANCE and Steve Azar's HEARTBREAK TOWN. In addition, the Company released its initial three albums, ESSENTIAL BLUES, VOLUME I AND II, and ESSENTIAL GOSPEL, under the House of Blues label during the twelve months ended May 31, 1996. Licensing, publishing and other revenues increased $1,592,000 to $1,799,000 for the twelve months ended May 31, 1996 compared to $207,000 for the prior twelve months. The most significant component of this increase was the result of the Company's first licensing revenue from international sales through MCA of $553,000. During the twelve months ended May 31, 1996, management significantly reduced the Company's telemarketing efforts due to the increased costs of television advertising. The increase in other product revenues more than offsets decreased telemarketing sales, which declined $527,000 or 27.0% to $1,422,000 for the twelve months ended May 31, 1996 compared to $1,949,000 for the prior twelve months.

     Returns and allowances increased $1,606,000 or 51.4% to $4,732,000 for the twelve months ended May 31, 1996 compared to $3,126,000 for the twelve months ended May 31, 1995. Returns and allowances as a percentage of gross product sales, less discounts, remained relatively unchanged at 26.9% for the twelve months ended May 31, 1996 from 25.9% for the twelve months ended May 31, 1995.

     Discounts increased $205,000 or 40.4% to $712,000 for the twelve months ended May 31, 1996 compared to $507,000 for the twelve months ended May 31, 1995. Discounts as a percentage of gross product sales remained relatively unchanged at 3.9% for the twelve months ended May 31, 1996 from 4.0% for the twelve months ended May 31, 1995.

     Cost of sales and services increased $5,496,000 or 111.1% to $10,441,000 for the twelve months ended May 31, 1996 compared to $4,945,000 for the twelve months ended May 31, 1995, primarily as a consequence of increased product sales. Cost of sales and services as a percentage of gross revenues increased to 51.9% for the twelve months ended May 31, 1996 from 38.7% in the twelve months ended May 31, 1995. This increase is primarily attributable to increased royalty costs associated with albums released during the twelve months ended May 31, 1996 featuring established artists in non-Gospel formats. Further, the reduction in telemarketing sales negatively impacted this percentage due to the lower cost of product sales attributable to telemarketing sales compared with other distribution channels. The increase also reflects the Company's increasing volume of new products and the higher costs associated with developing projects in the Adult Contemporary and Country formats, including projects involving Peter Cetera, Ronna Reeves, Steve Azar and The Beach Boys, as compared to Gospel projects.

     In addition, these costs include the royalties paid by the Company to artists in connection with its first international sales through MCA which occurred during the twelve months ended May 31, 1996. The Company's liability for such royalties is based on MCA's retail sales of the Company's products net of returns, and equaled approximately 10% of such net retail sales. When presented as a percentage of licensing revenues received by the Company, however, royalties were equal to approximately 50% of such revenues.

     Gross profit increased $32,000 or 0.8% to $4,236,000 for the twelve months ended May 31, 1996 compared to $4,204,000 for the twelve months ended May 31, 1995. As a percentage of gross revenues, gross profit decreased to 21.1% for the twelve months ended May 31, 1996 compared to 32.8% for the twelve months ended May 31, 1995. This decrease relates to increased allowances on artist advances and an increase in cost of product sales as described above. The decrease is also attributable to increased royalty rates on non-Gospel record sales, a decrease in telemarketing revenues which provide higher gross margins due to the lack of a third-party distribution channel and an increase in product returns. The timing of releases also affects gross profit. The costs of developing several recently released, or soon to be released, projects at May 31, 1996 have the effect of decreasing the twelve months ended May 31, 1996 gross profit as product sales on these projects will occur in future periods.

     Selling, general and administrative expenses decreased $783,000 or 8.9% to $8,017,000 for the twelve months ended May 31, 1996 compared to $8,800,000 for the twelve months ended May 31, 1995. Selling, general and administrative expenses as a percentage of gross revenues decreased to 39.8% for the twelve months ended May 31, 1996 compared to 68.8% for the twelve months ended May 31, 1995. These decreases are primarily attributable to an increased revenue base as well as new budgeting and approval procedures to control and monitor marketing, promotion, production and other costs implemented during the second fiscal quarter of the twelve months ended May 31, 1996.

     Depreciation and amortization increased $23,000 to $156,000 for the twelve months ended May 31, 1996 from $133,000 for the twelve months ended May 31, 1995. The increase is primarily attributable to increased depreciation from the addition of office equipment, computers, furniture and fixtures.

     As a result of the factors described above, the operating loss decreased $792,000 or 16.7% to $3,937,000 for the twelve months ended May 31, 1996 from $4,729,000 for the twelve months ended May 31, 1995.

     No tax benefit had been recorded to date through May 31, 1996 due to the Company's valuation allowance at May 31, 1996, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $12,523,000, expiring in years 2007 through 2011, is subject to annual limitations due to a change in ownership as a result of the IPO. Consequently, approximately $3,700,000 of the loss carryforward at May 31, 1996 will be available to offset the twelve months ended May 31, 1997 taxable income.

     Interest expense increased $413,000 to $570,000 for the twelve months ended May 31, 1996 compared to $157,000 for the twelve months ended May 31, 1995.
This increase is due to increased bank and related party financing used by the Company to fund operations in the twelve months ended May 31, 1996 compared to the twelve months ended May 31, 1995. In the twelve months ended May 31, 1996, all outstanding debt was retired with the net proceeds received from the IPO. Accordingly, no interest expense was incurred following the closing of the IPO.

     Net loss decreased $4,897,000 to $4,627,000 for the twelve months ended May 31, 1996 from $9,524,000 for the twelve months ended May 31, 1995. The net loss for the twelve months ended May 31, 1995 included $4,684,000 related to the discontinuance of the Company's River North recording studio ("the Studio"). During the twelve months ended May 31, 1995, the Company decided to discontinue this business and disposed of the Studio operations in conjunction with the Company's IPO during March 1996. During the twelve months ended May 31, 1996, the Company experienced an additional $226,000 of costs related to the discontinued operations in excess of estimated amounts at the measurement date. Included in the aforementioned costs of the discontinued operations for the twelve months ended May 31, 1996, are $302,000 for management, administrative services and interest expense charged by the Company to the Studio. The reduced net loss for the twelve months ended May 31, 1996 also reflects the success of the Company's recent releases, the Company's first international sales through MCA during the twelve months ended May 31, 1996 and the effect of management's efforts to reduce expense, which included the implementation of cost controls as discussed above.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and display of comprehensive income (i.e., foreign currency translation gains/losses and unrealized gains/losses on securities) and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for the Company's fiscal year ending December 31, 1998. The impact of SFAS 130 will not be material to the Company's financial disclosures.

     SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for the Company's fiscal year ending December 31, 1998. The impact of SFAS 131 is not expected to be material to the Company's financial disclosures.

SEASONALITY

     The Company's results of operations are subject to seasonal variations. In accordance with industry practice, the Company records revenues for music product when such products are shipped to retailers. The Company has historically experienced a decline in revenues and operating income during December, January and February due to the fact that retailers purchase products from the Company prior to December 1 in anticipation of holiday sales. As a result, sales are traditionally lower during December and the post holiday period. The acquisition of Intersound mitigates to some extent the seasonality of this period due to its history of new releases during January and February.

PUBLIC OFFERING

     During March 1996, the Company sold 2,740,000 shares of Common Stock to the public at an initial offering price of $13.00 per share. These sales (after payment of underwriting discounts and commissions and a financial advisory fee) resulted in net proceeds of $32,127,000. The net proceeds were used to: (i) retire outstanding related party debt; (ii) retire outstanding borrowings under the Company's line of credit; (iii) retire an outstanding bank term loan; (iv) redeem a portion of the Company's Series A-1 Non-Convertible Preferred Stock, including settlement of unaccrued dividends, for cash (with the remaining redemption settled with shares of Common Stock) and (v) pay costs related to the IPO. The net proceeds of the IPO were also used in connection with the HOB Joint Venture and the acquisitions of REX and Double J. See "Significant Matters."

SIGNIFICANT MATTERS

     During June 1996, the Company acquired substantially all of the assets of REX. REX produces, licenses and markets recorded music, primarily in the Gospel genre. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $580,000 approximates the fair value of the assets acquired. The assets acquired include accounts receivable, artist advances, inventory, music publishing rights and artist contracts. The value allocated to music publishing rights and artist contracts totaled $440,000 and is being amortized over 15 years using the straight-line method.

     During September, 1996, the Company acquired substantially all of the assets of Double J. Double J develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $952,000 approximates the fair value of the assets acquired. The purchase value was primarily allocated to music publishing rights and is being amortized over 25 years using the straight-line method.

     During November 1996, the Company and House of Blues Records, Inc. ("HOB"), formed the HOB Joint Venture. The formation was executed upon the purchase by the Company of the fifty percent (50%) interest of Private, Inc., a subsidiary of Bertelsman Music Group, Inc. ("Seller"), in the joint venture between Seller and HOB formed pursuant to a prior agreement. The payment for such 50% interest was made in the cash amount of approximately $3,100,000, which is deemed a cash capital contribution by the Company to the Venture. HOB contributed to the Venture a license in HOB's trademarks, logo and other intellectual property in consideration for their 50% interest in the Venture.

     During January 1997, the Company purchased substantially all of the assets of Intersound for consideration of $24,000,000 in cash, $5,000,000 in convertible subordinated debentures and the assumption of certain liabilities. Intersound produces, licenses, markets and distributes recorded music for Urban/Dance, Gospel, Classical/Themed Productions and other genres. The Acquisition has been accounted for by the purchase method of accounting and the purchase price of approximately $41,000,000 including assumed liabilities, exceeds the fair value of the assets acquired by $6,098,000, which represents goodwill. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values. The amounts allocated to music catalog, music publishing rights and goodwill are being amortized over 25 years using the straight-line method.

     The Company determined the purchase price allocation, as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, the Company ascertained that the purchase value allocated certain purchased assets exceeded their fair market values by approximately $1,150,000. In addition, further liabilities of approximately $2,350,000, which the Company believes relate to returned products that had been sold prior to the Company's purchase of Intersound, were identified. Had these matters been identified by the Company at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not identified at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations for the seven months ended December 31, 1997, resulting in a nonrecurring charge to current operations of $3,500,000. This amount is included in the current period returns and allowances ($2,350,000) and cost of sales and services ($1,150,000).

     During March 1997, the Company and K-tel signed the K-tel Agreement pursuant to which the K-tel Acquisition was to be completed. The Company deposited $1,750,000 in escrow in accordance with the K-tel Agreement. During September 1997, the Company terminated the K-tel Agreement alleging that K-tel materially breached the K-tel Agreement. Both the Company and K-tel have filed claim to the escrowed amounts. The outcome of such claims is uncertain. See
Item 3.-"Legal Proceedings." Accordingly, the Company reserved the full escrowed amount during the seven months ended December 31, 1997. In addition, approximately $1,100,000 of legal, accounting, and other incremental costs associated with the K-tel Acquisition were expensed by the Company during the seven months ended December 31, 1997. These costs are classified as merger, restructuring and one-time costs and are included in the Company's operating loss.

     During December 1997, the Company issued preferred equity securities with warrants for gross proceeds of $22,500,000 to an investor group consisting of MAC Music LLC, SK-Palladin Partners, LP and Platinum Venture Partners II, LP. MAC Music LLC is a joint venture between Alpine Equity Partners, L.P. and Maroley Media Group LLC. Maroley is a private equity firm , led by Robert Morgado, focusing on global media and entertainment investments. Morgado is the former Chairman and Chief Executive Officer of the Warner Music Group. SK-Palladin Partners, LP is a partnership controlled by Sidney Kimmel, Chairman and CEO of Jones Apparel Group, and Mark J. Schwartz, President and CEO of Palladin Capital, Inc. Platinum Venture Partners II, L.P. is a partnership including several of Platinum Entertainment's directors and officers. See "Capital Resources."

LIQUIDITY

     The Company's cash balances were $11,000 and $53,000 at December 31 and May 31, 1997, respectively. Net cash used in operating activities was $6,335,000 for the seven months ended December 31, 1997. The uses reflect net cash used to fund trade receivables, inventories and artist advances, attributable to releases by such artists as John Denver, Peter Cetera and William Becton, and numerous scheduled future releases by such artists as Ronna, Jim Belushi and Roger Daltrey. The net cash provided by royalties payable arose primarily from the current period sales of albums in the non-Gospel format, which typically command a higher royalty rate. Royalties are not paid to the artist until all advances made to the artist have been recouped by the Company. Also, the Company establishes and maintains reserves relative to royalty payments for a period of approximately 18 to 24 months to allow for product returns activity as royalties are not owed on returned product. In addition, the Company fully reserved the escrowed monies per the K-tel Agreement. See "Significant Matters."

     Net cash provided by financing activities for the seven months ended December 31, 1997 was $6,409,000. Such activities include the refinancing of the Company's line of credit and short-term loan with BMO with the net proceeds from the sale of preferred stock with warrants and a new line of credit and three year term loan with BMO. See "Capital Resources." In addition, the Company sold shares of its Common Stock to a director of the Company for proceeds of $500,000.

     Investing activities for the seven months ended December 31, 1997 totaled $116,000 relating primarily to additions of office equipment and computers and leasehold improvements

     Net cash used in operating activities was $10,573,000 for the twelve months ended May 31, 1997. The uses reflect net cash used to fund trade receivables of $2,753,000, inventories of $1,447,000, artist advances of $2,149,000, trade payables of $431,000 and accrued liabilities and other of $591,000, attributable to releases by such artists as The Beach Boys, Crystal Bernard, Peter Cetera and National Baptist Convention and scheduled future releases including numerous Gospel albums, including William Becton and Vickie Winans. Net cash provided by notes receivable of $1,148,000 results from an agreement dated May 1996, whereby the Company sold certain video rights for $401,000 and its right to free future studio usage for $850,000 to a minority stockholder and former officer of the Company. The net cash provided by royalties payable arose primarily from the twelve months ended May 31, 1997 sales of albums in the non-Gospel format, which typically command a higher royalty rate. Royalties are not paid to the artist until all advances made to the artist have been recouped by the Company. Also, the Company establishes and maintains reserves relative to royalty payments for a period of approximately 18 to 24 months to allow for product returns activity as royalties are not owed on returned product.

     Net cash used in investing activities for the twelve months ended May 31, 1997 was $29,146,000. Such activities include $3,063,000 relating to the Company's investment in the HOB Joint Venture. The Company paid approximately $24,000,000 for the Intersound Acquisition, funded with outside financing which is further described below. Approximately $100,000 was paid in connection with the Company's purchase of Double J, with the remainder of the purchase price paid in shares of the Company's common stock. In addition, the Company acquired substantially all of the assets of REX for $480,000 during June 1996. The purchase price approximated the indebtedness of REX to the Company and cash payments relating to this purchase during the current period were not significant. During the fourth fiscal quarter, the Company paid $1,750,000 to an escrow account related to the purchase of K-tel. See "Significant Matters" above. Purchases of equipment and leasehold improvements of $307,000 relate primarily to office equipment, computers and software.

     Net cash provided by financing activities for the twelve months ended May 31, 1997 was $31,550,000. Such activities include $25,000,000 in short-term borrowings from BMO for the Intersound Acquisition; such Acquisition was also financed with $5,000,000 in convertible debentures and approximately $1,500,000 in borrowings under the revolving line of credit with BMO. The Company also borrowed approximately $1,400,000 and $7,000,000 under the revolving line of credit to fund financing costs to BMO in connection with the Acquisition and Company operations, respectively.

     Net cash used in operating activities was $8,755,000 for continuing operations and $1,011,000 for discontinued operations for the twelve months ended May 31, 1996. The uses reflect the significant increases in volume for continuing operations during the period, including net cash used to fund trade receivables of $1,927,000 and artist advances of $4,466,000, attributable to new releases by various artists, including Peter Cetera, Steve Azar, Ronna Reeves and numerous Gospel artists and increased investment in new and future releases including albums by The Beach Boys, Crystal Bernard and a number of Gospel artists. Net cash used in operating activities was $6,590,000 in the twelve months ended May 31, 1995. The uses reflect the significant increases in sales volume during the period, including an increase in inventory to support greater product sales volume and increased investment in releases for and subsequent to the period including albums by Peter Cetera, Holly Dunn and a number of Gospel artists.

     Financing activities to fund the Company's operations for the twelve months ended May 31, 1996 were funded with the net proceeds from the IPO of $32,127,000 (before $1,170,000 in costs related to the IPO), $4,330,000 of additional related party financing and $1,980,000 of bank debt. Such related party indebtedness and bank debt were paid in full at the time of the IPO. Of the net proceeds, $9,480,000 was used to retire all outstanding bank debt, $4,867,000 was used to retire all outstanding related party debt and $4,500,000 was used to redeem the Company's Series A-1 Non-Convertible Preferred Stock (see "Public Offering" above).

     Investing activities for the twelve months ended May 31, 1996 totaled $574,000 relating primarily to additions of office equipment and computers and leasehold improvements.

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

     As a result of the seasonal nature of the business, an advance made in connection with the recently announced distribution agreement with Ichiban Records, scheduled term payments on the Company's bank debt, the funding of future releases and the acquisition of additional catalogs, the Company expects to fully utilize its available line of credit by the end of the second quarter of 1998. While management believes that available cash will be sufficient to meet the Company's capital requirements, there can be no assurances. Historically, the Company has funded its operations and other activities from a variety of capital sources. Failure to obtain capital on terms favorable to the Company, or at all, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Capital Resources."


CAPITAL RESOURCES

     Pursuant to an Investment Agreement dated October 12, 1997, as amended, on December 12, 1997 the Company issued and sold to certain parties (the "Purchasers"), for aggregate gross consideration of $20,000,000, 20,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase 3,600,000 shares of Common Stock ("Purchaser Warrants"). The Company also issued and sold to Platinum Venture Partners II LP, for aggregate gross consideration of $2,500,000, 2,500 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrants to purchase 450,000 shares of Common Stock (the "Affiliate Warrants"). The Series B Preferred Stock and the Series C Preferred Stock are collectively referred to as the "Preferred Stock." The values of the Series B and Series C Preferred Stocks are approximately $17,938,000 and $2,242,000, respectively. The values of the Purchaser and Affiliate Warrants are $2,062,000 and $258,000, respectively. These amounts, net of associated costs of approximately $2,045,000, are reflected in additional paid-in capital on the balance sheet.

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

     On December 12, 1998, the Company issued a warrant to purchase 50,000 shares of Common Stock in connection with the consummation of Preferred Stock with Warrants Issuance (the "Harnick Warrants"). The exercise price of the Harnick Warrants is $6.25. The Harnick Warrant expires December 12, 2007.

     Convertible debentures in the aggregate principal amount of $5,000,000 that were issued to Intersound in connection with the Intersound Acquisition on January 31, 1997, mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (6.75% at December 31, 1997) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the debentures.

     On January 31, 1997, the Company entered a Credit Agreement with BMO, individually and as agent, to provide a 90-day term loan in the amount of $25,000,000 and a 90-day revolving credit facility in the amount of $10,000,000 (the "Original Credit Facility"). The Original Credit Facility was extended through December 31, 1997 and was refinanced on December 12, 1997 as discussed below. Financing costs associated with the Original Credit Facility from January 31, 1997 through December 31, 1997 approximated 9% of the total facility. The interest incurred on the Original Credit Facility was initially LIBOR plus 6% and was increased to LIBOR plus 9% effective August 1, 1997.

     On December 12, 1997, the Company refinanced the Original Credit Facility with the net proceeds from the Preferred Stock with Warrants Issuance and an amended credit agreement with BMO (the "Amended Credit Facility"). Under the terms of the Amended Credit Facility, the Company has $20,000,000 in bank debt with a three year term, due in quarterly installments beginning June 1, 1998, bearing interest at the bank's base rate plus 1.0% per annum, and a $10,000,000 available revolving line of credit, due in three years and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum. The Company had drawn $800,000 against the available line of credit as of December 31, 1997. Borrowings under the revolving line of credit are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable and inventory. The Amended Credit Facility contains certain financial covenants and is secured by substantially all of the Company's assets. Effective March 31, 1998, the Amended Credit Facility was amended to appoint Harris Trust and Savings Bank as the lender. All other terms remained substantially unchanged.

     The Company issued to BMO a warrant to purchase approximately 259,000 shares of Common Stock at an exercise price of $.01 per share in connection with the BMO Credit Facility. The value of the warrants amounted to $1,240,000, which is included in additional paid-in capital. The warrants expire on January 31, 2002.

     Subsequent to the IPO in the twelve months ended May 31, 1996, the Company retired all of its then-outstanding bank debt, consisting of borrowings against a line of credit totaling $4,980,000 and a term loan of $4,000,000, with net proceeds from the IPO.

     The Company's near and long-term capital requirements depend on numerous factors, including the rate at which the Company grows and acquires new artists and products. The Company has various on-going needs for capital, including working capital for operations, artist advances and project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of music catalogs, publishing rights and labels. The Company may in the future consummate acquisitions which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions, as well as other on-going capital needs, may be funded with institutional financing, seller financing and/or additional equity or debt offerings. The Company currently does not have any material commitments for capital expenditures for the next twelve months. However, the Company is currently engaged in a review of accounting and operating software packages to achieve further economies of scale. The selection, acquisition and implementation of this software, along with the related consulting services, is expected to cost between $600,000 and $800,000.

     Stockholders' equity at December 31, 1997 totaled $12,875,000 compared to $7,866,000 at May 31, 1997. This net increase of $4,989,000 is primarily due to the sale of preferred stock with warrants as discussed above, offset by net losses experienced by the Company during the seven months ended
December 31, 1997. As discussed in the "Overview" above, stockholders' equity includes $3,500,000 of costs and expenses that related to Intersound prior to the Company's purchase. Had these matters been identified by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no stockholders' equity impact. As these matters were not identified at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations, thus impacting stockholders' equity. Excluding these adjustments, the Company's stockholders' equity would have been $16,375,000 at December 31, 1997.

INFLATION

     The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

SAFE HARBOR PROVISION

     This Report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for the twelve months ended December 31, 1998 and beyond to differ materially from those expressed in such forward-looking statements. Reference is made to the Company's prior filings with the Securities and Exchange Commission, in particular the "Risk Factors" section of the Company's Prospectus dated March 12, 1996, for a discussion of such factors. These factors include, without limitation, commercial success of the Company's repertoire, charges and costs related to acquisitions, relationships with artists and producers, attraction and retention of key personnel, general economic and business conditions and enhanced competition and new competitors in the recorded music industry.

YEAR 2000 TECHNOLOGY PREPAREDNESS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such cases, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software and equipment used in the Company's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. This process includes an assessment of year 2000 risks and the identification of practical remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive software and equipment. Management has already begun implementing certain of these measures and intends to complete its remediation efforts prior to any anticipated material impact on its computerized information systems. Costs of addressing potential problems have not been material to date and, based on preliminary information, are not currently expected to have a material adverse impact of the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its significant customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material adverse effect. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant year 2000 issues in a timely manner.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors and Stockholders
Platinum Entertainment, Inc.

We have audited the consolidated balance sheets of Platinum Entertainment, Inc. as of December 31, 1997 and May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for the seven month period ended December 31, 1997 and each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Entertainment, Inc. at December 31, 1997 and at May 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the seven month period ended December 31, 1997 and for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

/s/   ERNST & YOUNG LLP

Chicago, Illinois
May 20, 1998

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                                            MAY 31
                                                              DECEMBER 31         -------------------------
                                                                  1997                1997           1996
ASSETS
Current assets:
  Cash and cash equivalents                                   $          11      $      53      $   8,222
  Cash in escrow, less reserves of
    $1,750 and $-, respectively                                           -          1,750              -
  Accounts receivable, less allowances of
    $3,912, $3,291 and $233, respectively                            15,147         15,034          4,103
  Artist advances                                                     2,510          2,444          1,581
  Inventories, less allowances of $590, $350
    and $100, respectively                                            4,997          5,416          1,538
  Notes receivable                                                       50             50          1,467
  Other                                                                 898          1,018            473
                                                              --------------------------------------------
Total current assets                                                 23,613         25,765         17,384
  Artist advances, net of current amounts, less
    allowances of $12,936, $9,745 and $4,942, respectively                -          2,297          2,093
  Equipment and leasehold improvements, net                           1,079          1,185            698
  Music catalog, less accumulated amortization of $784
    and $327, respectively                                           18,820         19,277              -
  Music publishing rights, less accumulated amortization
    of $308, $203 and $90, respectively                               3,519          3,624            350
  Goodwill, less accumulated amortization of $244
    and $97, respectively                                             5,854          6,001              -
  Deferred financing costs, net                                         631              -              -
  Equity investment in joint venture                                  2,468          3,154              -
  Other                                                               1,473          1,001             19
                                                              --------------------------------------------
  Total assets                                                $      57,457      $  62,304      $  20,544
                                                              -------------------------------------------
                                                              --------------------------------------------


                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                                                         MAY 31
                                                                          DECEMBER 31      ------------------------------
                                                                              1997                 1997           1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                                                $      800           $   9,706       $      -
  Current portion of bank debt                                                 3,000                   -              -
  Term loan                                                                        -              25,000
  Accounts payable                                                             4,256               4,038            997
  Accrued liabilities and other                                                3,423               2,521          2,104
  Reserve for future returns                                                   6,301               2,660            800
  Royalties payable                                                            5,302               5,513          1,428
                                                                          ----------------------------------------------
Total current liabilities                                                     23,082              49,438          5,329

Bank debt, less current portion                                               17,000                   -              -
Convertible subordinated debentures                                            5,000               5,000              -
                                                                          ----------------------------------------------
Total liabilities                                                             45,082              54,438          5,329

Stockholders' equity:
Preferred Stock:
  Preferred Stock ($.001 par value); 10,000,000 shares authorized,
     no shares issued and outstanding                                              -                   -              -
  Series B Convertible Preferred Stock ($.001 par value);
     20,000 shares authorized, issued and outstanding December 31,
     1997, no shares authorized, issued and outstanding May 31,
     1997 and May 31, 1996, respectively                                           -                   -              -
  Series C Convertible Preferred Stock ($.001 par value);
     2,500 shares authorized, issued and outstanding December 31,
     1997, no shares authorized, issued and outstanding May 31,
     1997 and May 31, 1996, respectively                                           -                   -              -
  Common Stock:
     Common Stock ($.001 par value); 40,000,000 shares authorized,
     5,275,040, 5,171,439 and 5,063,207 shares issued and outstanding
     December 31, 1997, May 31, 1997 and May 31, 1996, respectively                5                   5              5
  Additional paid-in capital                                                  58,216              37,261         35,254
  Accumulated deficit                                                        (45,846)            (29,400)       (20,044)
                                                                          ----------------------------------------------
  Stockholders' equity                                                        12,375               7,866         15,215
                                                                          ----------------------------------------------
  Total liabilities and stockholders' equity                              $   57,457           $  62,304       $ 20,544
                                                                          ----------------------------------------------
                                                                          ----------------------------------------------


                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              SEVEN MONTHS ENDED
                                                                  DECEMBER 31                TWELVE MONTHS ENDED MAY 31
                                                              -----------------------   ------------------------------------
                                                                1997         1996         1997         1996           1995
                                                                          (UNAUDITED)
Gross product sales                                        $ 34,485      $12,393      $37,502       $18,322        $12,575
Less: Returns and allowances                                (11,351)      (2,326)     (10,568)       (4,732)        (3,126)
Less: Discounts                                              (2,288)        (821)      (2,463)         (712)          (507)
                                                            -----------------------   --------------------------------------
Not product sales                                            20,846        9,246       24,471        12,878          8,942
Licensing, publishing and other revenues                        809          485        1,255         1,799            207
                                                            -----------------------   --------------------------------------
Net sales                                                    21,655        9,731       25,726        14,677          9,149

Cost of sales and services                                   16,784        6,225       14,019        10,441          4,945
                                                            -----------------------   --------------------------------------

Gross profit                                                  4,871        3,506       11,707         4,236          4,204

Other operating expenses:
  Selling, general and administrative                        12,316        5,695       13,141         8,017          8,800
  Merger, restructuring and one-time costs                    3,100            6        2,231             -              -
  Depreciation and amortization                               1,062          199          973           156            133
                                                            -----------------------   --------------------------------------
                                                             16,478        5,900       16,345         8,173          8,933
                                                            -----------------------   --------------------------------------
Operating income (loss)                                     (11,607)      (2,394)      (4,638)       (3,937)        (4,729)
Interest income                                                  49          136          154           106             46
Interest expense                                             (2,944)          (7)      (1,385)         (570)          (157)
Other financing costs                                        (1,258)           -       (3,533)            -              -
Equity gain (loss)                                             (686)           -           48             -              -
                                                            -----------------------   --------------------------------------
Loss from continuing operations                             (16,446)      (2,265)      (9,354)       (4,401)        (4,840)
Discontinued operations:
  Loss from operations                                            -            -            -             -         (2,073)
  Loss on disposal                                                -            -            -          (226)        (2,611)
                                                            -----------------------   --------------------------------------
Loss from discontinued operations                                 -            -            -          (226)        (4,694)
                                                            -----------------------   --------------------------------------
Net loss                                                    (16,446)      (2,265)      (9,354)       (4,627)        (9,524)
Less: Cumulative preferred dividends                              -            -            -          (602)             -
                                                            -----------------------   --------------------------------------

Loss applicable to common shares                           $(16,446)     $(2,265)     $(9,354)      $(5,229)       $(9,524)
                                                            -----------------------   --------------------------------------
                                                            -----------------------   --------------------------------------

Basic and diluted loss per common share:
Loss from continuing operations                              $(3.14)      $(0.44)      $(1.82)       $(1.71)        $(2.12)
Loss from discontinued operations                                 -            -            -         (0.08)         (2.05)
                                                            -----------------------   --------------------------------------
Net loss                                                     $(3.14)      $(0.44)      $(1.82)       $(1.79)        $(4.17)
                                                            -----------------------   --------------------------------------
                                                            -----------------------   --------------------------------------

Weighted average number of common shares outstanding      5,232,030    5,112,066    5,136,830     2,925,987      2,284,090


                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   PREFERRED STOCK
                                                                 -------------------------------------------------
                                                                 SERIES A-2    NO SERIES     SERIES B     SERIES C
Balance at May 31, 1994                                              $    -       $    -       $    -       $    -
Proceeds from issuance of Preferred Stock, net ($.69 per share)          18            -            -            -
Net loss for the year ended May 31, 1995                                  -            -            -            -
Other                                                                     -            -            -            -
                                                                 -------------------------------------------------
Balance at May 31, 1995                                                  18            -            -            -
Conversion into Common Stock                                            (18)           -            -            -
Initial public offering, net ($11.30 per share)                           -            -            -            -
Exercise of stock options                                                 -            -            -            -
Conversion of Series A-1 Redeemable Preferred Stock                       -            -            -            -
Dividends on Series A-1 Redeemable Preferred Stock                        -            -            -            -
Founders' bonus                                                           -            -            -            -
Shares issued in lieu of compensation                                     -            -            -            -
Net loss for the year ended May 31, 1996                                  -            -            -            -
                                                                 -------------------------------------------------
Balance at May 31, 1996                                                   -            -            -            -
Issuance of Common Stock for business acquisition                         -            -            -            -
Issuance of stock warrants for financing costs                            -            -            -            -
Net loss for the year ended May 31, 1997                                  -            -            -            -
Other                                                                     -            -            -            -
                                                                 -------------------------------------------------
Balance at May 31, 1997                                                   -            -            -            -
Proceeds from issuance of Common Stock, ($4.88 per share)                 -            -            -            -
Proceeds from issuance of Preferred Stock with warrants, net              -            -            -            -
Net loss for the seven months ended December 31, 1997                     -            -            -            -
                                                                 -------------------------------------------------
Balance at December 31, 1997                                         $    -       $    -       $    -       $    -
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------


                                                                                  COMMON STOCK
                                                                 ----------------------------------------------
                                                                 CLASS A      CLASS B            NO CLASS
                                                                                            -------------------
                                                                                            SHARES       AMOUNT
Balance at May 31, 1994                                           $    -       $    1           40       $    -
Proceeds from issuance of Preferred Stock, net ($.69 per share)        -            -            -            -
Net loss for the year ended May 31, 1995                               -            -            -            -
Other                                                                  -            -           10            -
                                                                 ----------------------------------------------
Balance at May 31, 1995                                                -            1           50            -
Conversion into Common Stock                                           -           (1)       2,050            2
Initial public offering, net ($11.30 per share)                        -            -        2,740            3
Exercise of stock options                                              -            -           22            -
Conversion of Series A-1 Redeemable Preferred Stock                    -            -          117            -
Dividends on Series A-1 Redeemable Preferred Stock                     -            -            -            -
Founders' bonus                                                        -            -           65            -
Shares issued in lieu of compensation                                  -            -           19            -
Net loss for the year ended May 31, 1996                               -            -            -            -
                                                                 ----------------------------------------------
Balance at May 31, 1996                                                -            -        5,063            5
Issuance of Common Stock for business acquisition                      -            -           88            -
Issuance of stock warrants for financing costs                         -            -            -            -
Net loss for the year ended May 31, 1997                               -            -            -            -
Other                                                                  -            -           20            -
                                                                 ----------------------------------------------
Balance at May 31, 1997                                                -            -        5,171            5
Proceeds from issuance of Common Stock, ($4.88 per share)              -            -          103            -
Proceeds from issuance of Preferred Stock with warrants, net           -            -            -            -
Net loss for the seven months ended December 31, 1997                  -            -            -            -
                                                                 ----------------------------------------------
Balance at December 31, 1997                                      $    -       $    -        5,274       $    5
                                                                 ----------------------------------------------
                                                                 ----------------------------------------------


                                                                                        STOCKHOLDERS'
                                                                 ADDITIONAL                EQUITY
                                                                   PAID-IN              (NET CAPITAL
                                                                   CAPITAL     DEFICIT   DEFICIENCY)
Balance at May 31, 1994                                           $  1,989    $  (5,292)   $  (3,302)
Proceeds from issuance of Preferred Stock, net ($.69 per share)        487            -          505
Net loss for the year ended May 31, 1995                                 -       (9,523)      (9,523)
Other                                                                    -            -          -
                                                                 ------------------------------------
Balance at May 31, 1995                                              2,476      (14,815)     (12,320)
Conversion into Common Stock                                            17            -          -
Initial public offering, net ($11.30 per share)                     30,953            -       30,956
Exercise of stock options                                               56            -           56
Conversion of Series A-1 Redeemable Preferred Stock                  1,525            -        1,525
Dividends on Series A-1 Redeemable Preferred Stock                       -         (602)        (602)
Founders' bonus                                                          -            -          -
Shares issued in lieu of compensation                                  227            -          227
Net loss for the year ended May 31, 1996                                 -       (4,627)      (4,627)
                                                                 ------------------------------------
Balance at May 31, 1996                                             35,254      (20,044)      15,215
Issuance of Common Stock for business acquisition                      777            -          777
Issuance of stock warrants for financing costs                       1,240            -        1,240
Net loss for the year ended May 31, 1997                                 -       (9,354)      (9,354)
Other                                                                  (10)          (2)         (12)
                                                                 ------------------------------------
Balance at May 31, 1997                                             37,261      (29,400)       7,866
Proceeds from issuance of Common Stock, ($4.88 per share)              500            -          500
Proceeds from issuance of Preferred Stock with warrants, net        20,455            -       20,455
Net loss for the seven months ended December 31, 1997                    -      (16,446)     (16,446)
                                                                 ------------------------------------
Balance at December 31, 1997                                     $  58,216   $  (45,846)   $  12,375
                                                                 ------------------------------------
                                                                 ------------------------------------

                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                              SEVEN MONTHS ENDED
                                                                  DECEMBER 31            TWELVE MONTHS ENDED MAY 31
                                                             ----------------------   ---------------------------------
                                                                1997        1996         1997        1996       1995
                                                                         (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                     $ (16,446)   $ (2,265)   $ (9,354)   $ (4,627)   $ (9,523)
Adjustments to reconcile net loss to net cash used in
 continuing operating activities:
   Provision for doubtful accounts                                 688         -           300          43           -
   Charge to provision for future returns                        4,246         -           277         572         513
   Charge to provision for co-op advertising                       362         -            79          83          92
   Charge to provision for slow-moving inventory                   500         -           -           100         -
   Charge to provision for unrecoupable artist balances          3,136         308       2,039       3,067       1,128
   Depreciation and amortization                                 1,062         199         973         156         133
   Common Stock issued in lieu of compensation                     -           -           -           227         -
   Amortization of loan discount                                   -           -         1,240         -           -
   Deferred financing costs                                          9         -           -           -           -
   Equity (gain) loss from joint venture                           686         -           (48)        -           -
   Write-off of one-time costs                                   2,525         -           -           -           -
Changes in operating assets and liabilities:
   Accounts receivable                                          (1,152)     (1,115)     (2,753)     (1,927)       (189)
   Inventories                                                     (81)       (737)     (1,447)       (186)       (892)
   Notes receivable                                                -         1,025       1,148      (1,402)        (23)
   Artist advances                                                (906)     (2,301)     (2,149)     (4,466)     (3,197)
   Accounts payable                                                218          (5)       (431)       (822)      1,122
   Accrued liabilities and other                                   902      (1,145)       (591)      1,234         668
   Reserve for future returns                                     (605)        (43)     (1,044)       (425)        -
   Royalties payable                                              (211)      2,228       1,405         141         557
   Other                                                        (1,268)       (895)       (217)       (523)       (129)
                                                             ----------------------   ---------------------------------
Net cash used in continuing operating activities                (6,335)     (4,746)    (10,573)     (8,755)     (9,740)
Discontinued operations:
   Depreciation and amortization                                   -           -           -           -           539
   Loss on disposal                                                -           -           -           226       2,611
   Change in net liabilities                                       -           -           -        (1,237)        -
                                                             ----------------------   ---------------------------------
Net cash used in discontinued operating activities                 -           -           -        (1,011)      3,150
                                                             ----------------------   ---------------------------------
Net cash used in operating activities                           (6,335)     (4,746)    (10,573)     (9,766)     (6,590)

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                   -          (100)    (24,026)        -           -
Prepaid acquisition costs                                          -          (124)        -           -           -
Investment in joint venture                                        -        (3,063)     (3,063)        -           -
Cash in escrow                                                     -           -        (1,750)        -           -
Purchases of equipment and leasehold improvements                 (116)       (171)       (307)       (574)       (238)
                                                             ----------------------   ---------------------------------
Net cash used in investing activities                             (116)     (3,458)    (29,146)       (574)       (238)

FINANCING ACTIVITIES
Net proceeds from (payment of) related parties                     -           -           -          (537)        537
Payment of note payable to related party                           -           -           -           -          (944)
Net proceeds from (payment of) revolving lines of credit        (8,906)        -         7,106      (3,000)      3,000
Net proceeds from bank term loans                               20,000         -        25,000         -         4,500
Payment of bank term loans                                     (25,000)        -           -        (4,500)     (4,000)
Payment of long-term debt                                          -           -           -           -        (1,140)
Net proceeds from initial public offering                          -           -           -        30,956         -
Net proceeds from exercise of stock options                        -           -           -            56         -
Net proceeds from issuance of Redeemable Preferred Stock           -           -           -           -         4,953
Redemption of Redeemable Preferred Stock                           -           -           -        (4,500)        -
Proceeds from sale of Common Stock                                 500         -           -           -           -
Net proceeds from sale of preferred stock with warrants         20,455         -           -           -           -
Deferred financing costs                                          (640)        -          (556)        -           -
                                                             ----------------------   ---------------------------------
Net cash provided by financing activities                        6,409         -        31,550      18,475       6,906
                                                             ----------------------   ---------------------------------

Net Increase (decrease) in cash                                    (42)     (8,204)     (8,169)      8,135          78
Cash and cash equivalents, beginning of period                      53       8,222       8,222          87           9
                                                             ----------------------   ---------------------------------
Cash and cash equivalents, end of period                     $      11    $     18    $     53     $ 8,222    $     87
                                                             ----------------------   ---------------------------------
                                                             ----------------------   ---------------------------------


                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   DESCRIPTION OF BUSINESS

The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats. The Company has produced recorded music products in the Adult Contemporary, Gospel, Country and Blues music formats, primarily under its River North Records, CGI Records and House of Blues Music Co. labels. With its January 1, 1997, acquisition of Intersound, Inc. ("Intersound"), the Company expanded its artist base and music catalog within existing genres, and added new music genres to its repertoire, including Urban/Dance and Classical/Themed Productions. The Company's products are distributed through PolyGram Group Distribution, Inc. ("PolyGram") and two operating divisions of the Company, Platinum Christian Distribution and Intersound Distribution.

The Company's total gross product sales by distribution channel as a percentage of total gross products sales are as follows:


                                      SEVEN MONTHS ENDED
                                          DECEMBER 31       TWELVE MONTHS ENDED MAY 31
                                      ------------------    --------------------------
                                         1997      1996      1997      1996      1995
PolyGram                                36.9%     75.2%     46.9%     58.2%     57.6%
Intersound                              60.4%       -       32.8%       -         -
Platinum Christian Distribution
 (to Christian bookstores)               2.5%     18.1%      9.1%     23.2%     23.2%
Record Clubs/Direct Sales                0.2%      6.7%     11.2%     10.8%      3.0%
Telemarketing                             -         -         -        7.8%     16.2%


Accounts receivable resulting from product sales through PolyGram are secured by a distribution agreement (see Note 6). Gross accounts receivable resulting from product sales outside of this distribution agreement are unsecured and approximate $14,960, $14,298 and $3,010 at December 31, 1997, May 31, 1997
and May 31, 1996, respectively, exclusive of reserves and allowances for future returns, co-op advertising and doubtful accounts (see Note 7).

2.   CHANGE IN FISCAL YEAR

On February 26, 1998, the Board of Directors of the Company resolved by unanimous consent to change the Company's fiscal year, formerly May 31, to a calendar year, effective December 31, 1997. This change in fiscal year makes the Company's year comparable with other public companies in the industry. This change in fiscal year also conforms the Company's fiscal periods to the quarterly and semi-annual periods for which the Company reports its royalties to its recording artists and publishers as well as the annual term of the distribution agreement with PolyGram.

Pro forma results of operations for the change in fiscal year, as if the change in fiscal year had occurred at January 1, 1996, are as follows:


                                                 TWELVE MONTHS ENDED
                                                     DECEMBER 31
                                              ------------------------
                                                 1997           1996
                                                     (UNAUDITED)
Gross revenues                                $  60,560      $  21,157
Net revenues                                     37,650         15,048
Gross profit                                     13,074          2,733
Operating loss                                  (13,848)        (6,430)
Net loss from continuing operations             (23,533)        (6,417)

Basic and diluted loss per common share from
 continuing operations                        $   (4.52)     $   (1.41)



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ARTIST ADVANCES
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 50, FINANCIAL REPORTING IN THE RECORD AND MUSIC INDUSTRY, advances to artists and producers are capitalized as an asset when the current popularity and past performance of the artist or producer provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist or producer. Any portion of such advances not deemed to be recoupable from future royalties is reserved at the time the advance is made. All other advances which do not meet the above criteria are reserved when incurred.

INVENTORIES
Inventories are valued at the lower of cost, determined on the first-in, first-out method of accounting, or market. Inventories consist primarily of finished compact discs and cassette tapes.

ADVERTISING
Promotional costs are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs are fully expensed when incurred. Advertising and promotional expenses were $2,776, $1,031, $3,270, $1,968 and $3,664 for the seven months ended December 31, 1997 and 1996 and the twelve months ended May 31, 1997, 1996 and 1995, respectively.

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

SEGMENT REPORTING
Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for the Company's fiscal year ending December 31, 1998. The impact of SFAS 131 is not expected to be material to the Company's financial disclosures.

COMPREHENSIVE INCOME
SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and display of comprehensive income (i.e., foreign currency translation gains/losses and unrealized gains/losses on securities) and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for the Company's fiscal year ending December 31, 1998. The impact of SFAS 130 will not be material to the Company's financial disclosures.

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

BASIC AND DILUTED LOSS PER COMMON SHARE
Effective December 31, 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE, which established simplified standards for computing and presenting earnings per share information. The adoption of SFAS No. 128 did not have any effect on the Company's financial statements.

Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. The total of such securities at December 31, 1997 is 14,790,000. Such effect was not dilutive in any of the periods presented herein.

RECLASSIFICATIONS
Certain amounts in the twelve months ended May 31, 1997, 1996 and 1995 consolidated financial statements have been reclassified to conform with the seven months ended December 31, 1997 presentation.

4.   ACQUISITIONS

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

During September 1996, the Company acquired substantially all of the assets of Double J Music Group ("Double J") for 88,000 shares of Common Stock of the Company and the assumption of approximately $100 of debt and $75 of accrued liabilities. Double J develops and acquires ownership of musical compositions and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $952 approximates the fair value of the assets acquired. The purchase value was primarily allocated to music publishing rights and is being amortized over 25 years using the straight-line method.

During January 1997, the Company purchased substantially all of the assets of Intersound for consideration of $24,000 in cash, $5,000 in convertible subordinated debentures and the assumption of certain liabilities. Intersound produces, licenses, markets and distributes recorded music for Urban/Dance, Gospel, Classical/Themed Productions and other genres. The acquisition has been accounted for by the purchase method of accounting and the purchase price of approximately $41,000, including assumed liabilities, exceeds the fair value of the assets acquired by $6,098, which represents goodwill. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values. The amounts allocated to music catalog, music publishing rights and goodwill are being amortized over 25 years using the straight-line method.

The Company determined the purchase price allocation, as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, the Company ascertained that the purchase value allocated certain purchased assets exceeded their fair market values by approximately $1,150. In addition, further liabilities of approximately $2,350, which the Company believes relate to returned products that had been sold prior to the Company's purchase of Intersound, were identified. Had these matters been identified by the Company at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not identified at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in results of operations for the seven months ended December 31, 1997, resulting in a nonrecurring charge to current operations of $3,500. This amount is included in the current period returns and allowances ($2,350) and cost of sales and services ($1,150).

Pro forma results of operations for the acquisitions, as if the acquisitions had occurred at June 1, 1995, for the twelve months ended May 31 are as follows:


                                                 TWELVE MONTHS ENDED
                                                        MAY 31
                                               -----------------------
                                                 1997           1996
                                                     (UNAUDITED)
Gross revenues                                 $ 61,332      $  57,163
Net revenues                                     43,859         40,327
Gross profit                                     20,898         17,606
Operating loss                                   (2,959)        (2,503)
Net loss from continuing operations              (9,858)       (10,022)

Basic and diluted loss per common share from
 continuing operations                         $  (1.92)     $   (3.63)


5.   JOINT VENTURE

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

The Venture develops and produces recordings and related film and video properties featuring primarily Blues and Gospel music. The Venture, exclusively through the Company, manufactures, distributes, performs, exhibits and sells sound recordings and related audiovisual works under the "House of Blues" label. The Company distributes the Venture's products through its normal distribution channels for a fee to the Venture. The Company recorded gross revenues and gross profit from the distribution of Venture products of $3,038, $3,404 and $82, $368 for the seven months ended December 31, 1997 and the twelve months ended May 31, 1997, respectively

The Company records the activity of the Venture under the equity method of accounting for investments in joint ventures. Earnings and distributions of the Venture are allocated to the Company and HOB in accordance with the Venture agreement. The Company recorded a loss of $686 and a gain of $48 representing its share of the loss and profits in the Venture for the seven months ended December 31, 1997 and the twelve months ended May 31, 1997, respectively.

6.   DISTRIBUTION AGREEMENT

The Company has an exclusive domestic distribution agreement with PolyGram ("PolyGram Agreement"). The term of the PolyGram Agreement is through December 31, 2002, unless extended or terminated under certain provisions of the PolyGram Agreement. The PolyGram Agreement appoints PolyGram exclusive distributor of certain of the Company's products through normal retail channels, which excludes certain methods of distribution as defined. The distribution services rendered by PolyGram include billing and collecting from customers, bearing bad debts, distributing promotional items, advertising, inventory control activities and processing returns. Distribution fees paid by the Company for such services provided by PolyGram to secular accounts include 15-18% of net sales generated by PolyGram. For sales to stores in the Christian bookstore market, the distribution fee is 12% of net sales. The payment of all such fees owed to PolyGram by the Company is secured by all of the Company's inventories in PolyGram's possession awaiting distribution. Inventories held by PolyGram are $681, $843 and $901 at December 31, 1997 and May 31, 1997 and 1996, respectively. Accounts receivable due from PolyGram are $4,099, $4,027 and $1,326 at December 31, 1997 and May 31, 1997 and 1996,
respectively. Gross product sales distributed through PolyGram were $13,580, $9,322, $17,605, $9,969 and $6,944 for the seven months ended December 31, 1997 and 1996 and the twelve months ended May 31, 1997, 1996 and 1995, respectively.

7.   VALUATION AND QUALIFYING ACCOUNTS

     Activity of the Company's valuation and qualifying accounts are as follows:


                                                                                 ADDITIONS
                                                                                 ---------
                                                        BALANCE AT       CHARGED TO    CHARGED TO                     BALANCE
                                                       BEGINNING OF      COSTS AND       OTHER                        AT END
                                                          PERIOD         EXPENSES       ACCOUNTS       DEDUCTIONS    OF PERIOD
                                                          ------         --------       --------       ----------    ---------
SEVEN MONTHS ENDED DECEMBER 31, 1997

   Reserve for future returns                            $  2,660        $     -       $ 4,246 (1)      $  605 (3)   $  6,301
   Allowance for doubtful accounts                          2,725            688            20             673 (4)      2,760
   Reserve for unrecoupable artist advances                 9,745          3,136            55               -         12,936
   Allowance for slow-moving inventory                        350            500             -             260 (5)        590

TWELVE MONTHS ENDED MAY 31, 1997

   Reserve for future returns                            $    800        $     -       $ 2,904 (1)      $1,044 (3)   $  2,660
   Allowance for doubtful accounts                             58            300         2,414 (2)          47 (4)      2,725
   Reserve for unrecoupable artist advances                 4,942          2,039         3,089 (2)         325 (6)      9,745
   Allowance for slow-moving inventory                        100              -           250 (2)           -            350

TWELVE MONTHS ENDED MAY 31, 1996

   Reserve for future returns                            $    653        $     -        $  572 (1)      $  425 (3)   $    800
   Allowance for doubtful accounts                             30             43             -              15 (4)         58
   Reserve for unrecoupable artist advances                 3,010          3,067             -           1,135 (6)      4,942
   Allowance for slow-moving inventory                          -            100             -               -            100

TWELVE MONTHS ENDED MAY 31, 1995

   Reserve for future returns                            $    140        $     -        $  513 (1)      $    -        $   653
   Allowance for doubtful accounts                             40              -             -              10 (4)         30
   Reserve for unrecoupable artist advances                 1,882          1,128             -               -          3,010


(1) Gross margin impact of estimated future sales returns, charged against gross product sales. Seven months ended December 31, 1997 amount includes $2,350 related to returns of product sold by Intersound prior to the Company's purchase. See Note 4. Twelve months ended May 31, 1997 amount includes $2,627 related to acquisitions accounted for under the purchase method of accounting.
(2) Relates to acquisitions accounted for under the purchase method of accounting.
(3) Gross margin impact of actual sales returns, charged against reserve for future returns.
(4)  Write-offs, net of recoveries.
(5)  Recoveries of reserved product.
(6)  Recoupment of reserved advances and write-offs.

8.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:


                                                                   MAY 31
                                             DECEMBER 31    -------------------
                                                1997          1997       1996
Office equipment and computers                 $1,126       $1,041      $ 499
Furniture and fixtures                            308          306        267
Leasehold improvements                            222          217        150
Audio equipment                                   158          157         11
Warehouse equipment                                67           44          -
Autos                                               5            5          5
                                             --------       ------------------
                                                1,886        1,770        932
Less: Accumulated depreciation                    807          585        234
                                             --------       ------------------
Equipment and leasehold improvements, net      $1,079       $1,185      $ 698
                                             --------       ------------------
                                             --------       ------------------


During the twelve months ended May 31, 1996, the Company purchased $421 of office equipment, furniture and fixtures, and leasehold improvements from a company that is wholly owned by a director, officer and stockholder of the Company.

9.   DEBT

Convertible debentures in the aggregate principal amount of $5,000 that were issued to Intersound in connection with the Intersound Acquisition on January 31, 1997, mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (6.75% at December 31, 1997) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the debentures.

On January 31, 1997, the Company entered into a Credit Agreement with Bank of Montreal ("BMO"), individually and as agent, to provide a 90-day term loan in the amount of $25,000 and a 90-day revolving credit facility in the amount of $10,000 (the "Original Credit Facility"). The Original Credit Facility was extended through December 31, 1997 and was refinanced on December 12, 1997 as discussed below. Financing costs associated with the Original Credit Facility from January 31, 1997 through December 31, 1997 approximated 10% of the total facility. The interest incurred on the Original Credit Facility was initially LIBOR plus 6% and was increased to LIBOR plus 9% effective August 1, 1997.

On December 12, 1997, the Company refinanced the Original Credit Facility with the net proceeds from the Preferred Stock with Warrants Issuance and an amended credit agreement with BMO (the "Amended Credit Facility"). Under the terms of the Amended Credit Facility, the Company has $20,000 in bank debt with a three year term, due in quarterly installments beginning June 1, 1998, bearing interest at the bank's base rate plus 1.0% per annum (9.5% at December 31, 1997), and a $10,000 available revolving line of credit, due in three years and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum (9.0% at December 31, 1997). The Company had drawn $800 against the available line of credit as of December 31, 1997. Borrowings under the revolving line of credit are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable and inventory. The Amended Credit Facility contains certain financial covenants and is secured by substantially all of the Company's assets. Effective March 31, 1998, the Amended Credit Facility was amended to appoint Harris Trust and Savings Bank as the lender. All other terms remained substantially unchanged.

Subsequent to the IPO during the twelve months ended May 31, 1996, the Company retired all of its then-outstanding bank debt, consisting of borrowings against a line of credit totaling $4,980 and a term loan of $4,000, with net proceeds from the IPO.

Interest expense and cash paid for interest are as follows:


                                                              SEVEN MONTHS ENDED        TWELVE MONTHS ENDED
                                                                   DECEMBER 31                 MAY 31
                                                              ------------------   ---------------------------
                                                                 1997       1996     1997       1996      1995
Interest expense, total                                         $2,944      $7     $ 1,385    $  891      $597
Interest expense relating to discontinued operations                 -       -           -       333       447
Cash paid for interest                                           3,233       7         985     1,022       516


Other financing costs totaled $1,258 for the seven months ended December 31, 1997 and include extension fees for the BMO Credit Facility. Other financing costs totaled $3,533 for the twelve months ended May 31, 1997 and include amortization of $1,240 for the loan discount related to the warrants issued to BMO and $2,293 for initial closing and a subsequent extension of the BMO Credit Facility.

10.  INCOME TAXES

Significant components of deferred income taxes consist of the following:


                                                                   MAY 31
                                             DECEMBER 31   ---------------------
                                                1997          1997       1996
Net operating loss carryforwards              $12,600     $  9,840    $ 4,741
Reserve for unrecoupable artist advances        3,723        2,510      1,878
Allowance for doubtful accounts                   353          202         22
Reserve for future returns                      1,396           12        304
Other                                          (1,133)      (1,853)       368
                                              --------     ---------------------
                                               16,939       10,711      7,313
Less: Valuation allowance                      16,939       10,711      7,313
                                              --------     ---------------------
Net deferred income tax asset                 $    -       $    -     $    -
                                              --------     ---------------------
                                              --------     ---------------------


The valuation allowance increased $6,228, $3,398 and $1,735 during the seven months ended December 31, 1997 and the twelve months ended May 31, 1997 and 1996, respectively, due principally to net operating loss carryforwards and differences between the book and tax accounting treatment of the reserve for unrecoupable artist advances. No taxes have been paid for the periods indicated.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $33,158, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the IPO. Accordingly, approximately $12,349 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200.

11.  MERGER, RESTRUCTURING AND ONE-TIME COSTS

As a result of the acquisitions discussed in Note 4, the Company incurred significant costs to merge and restructure its business with the acquired companies. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs approximated $251 and $1,700 during the seven months ended December 31, 1997 and the twelve months ended May 31, 1997,respectively, relating primarily to severance costs and a distribution termination fee. The restructuring was substantially completed at December 31, 1997. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a shift in third-party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the twelve months ended May 31, 1997 include write-offs of artist advances of approximately $600 in areas for which the Company has chosen to redirect its resources. These costs are classified as merger, restructuring and one-time costs and are included in the Company's operating losses. See Note 18 for further discussion of one-time costs.

12.  RELATED PARTY TRANSACTIONS

During the twelve months ended May 31, 1996, the Company retired all of its outstanding related party debt with net proceeds from the IPO. Principal and interest payments to related parties during this period totaled $4,867 and $202, respectively. Interest expense incurred due to related parties approximated interest paid to related parties.

Under an agreement dated May 1996, the Company sold certain audio-visual rights for $401 and its right to free future studio usage for $850 to a minority stockholder and former officer of the Company (see Note 13). The $401 is reflected in licensing, publishing and other revenues in the accompanying twelve months ended May 31, 1996 statement of operations. The $850 was credited to deferred revenues and is being amortized to offset cost of artist projects over a 27-month period. As a result, the notes receivable balance at May 31, 1996 includes $1,058 relating to these transactions.


     The Company entered into Consulting Agreements, each dated as of December 12, 1997, between the Company and each of MAC Music LLC and Palladin Capital Group, Inc. The Company has paid each consulting group a one-time fee of $200 for its services. Each consulting group has agreed to render consulting services to the Company in connection with (i) management and strategic planning, (ii) the identification of financing, acquisition, divestiture, joint venture and licensing opportunities for the Company and
(iii) other matters relating to the day-to-day business and operations of the Company, or any of its subsidiaries or affiliated companies, as the Chief Executive Officer or the Board of Directors of the Company may from time to time reasonably request. The term of each agreement is for five years.

See also Notes 8, 14 and 15.

13.  LEASES

Future minimum rental payments due under noncancelable operating leases having an initial term of more than one year as of December 31, 1997, are $722, $672, $312, $262 and $263 for the twelve months ended December 31, 1998, 1999, 2000, 2001 and 2002, respectively.

Rent expense is as follows:


                                                              SEVEN MONTHS ENDED        TWELVE MONTHS ENDED
                                                                   DECEMBER 31                 MAY 31
                                                              ------------------   ---------------------------
                                                                 1997      1996      1997       1996      1995
Rent expense, total                                              $ 435   $ 239      $  547     $ 619     $ 583
Rent expense relating to discontinued operations                     -       -           -       340       309


14.  DISCONTINUED OPERATIONS

During the twelve months ended May 31, 1995, the Board of Directors approved a plan to sell the studio operations of River North Studios, Inc. ("RNS"). As part of such plan, the Company sold RNS during the twelve months ended May 31, 1996 to a company which is owned 80% by a minority stockholder and former officer of the Company. As consideration, the Company, under a five-year agreement, was entitled to use the recording studio for an amount of recording time, as defined in the agreement, at no charge. However, as management could not estimate future usage of the recording studio, the sale was recorded with no dollar value assigned to this consideration. This agreement was subsequently terminated.

The Company recorded a charge during the twelve months ended May 31, 1995 to write-down the assets of RNS to their estimated net realizable value, which were determined to be zero, and to accrue for operating losses through the disposal date ($1,373 and $1,237, respectively). Included in the operating losses through the disposal date are rent and utility costs that were incurred subsequent to the disposal date that were not assumed by the buyer. The twelve months ended May 31, 1996 net loss includes $226 related to operating costs, including charges for management, administration and interest, in excess of amounts estimated at the measurement date.

No income tax benefits have been allocated to RNS losses because there are no realizable taxable benefits available to allocate to the discontinued operations. RNS losses are included in the Company's net operating loss carryforwards disclosed in Note 10.

Gross revenues of RNS were $183 and $345 for the twelve months ended May 31, 1996 and 1995, respectively. During the twelve months ended May 31, 1996, the Company charged the discontinued operations approximately $302 for management and administrative services and additional interest cost. The additional interest cost is the interest incurred by the Company for using its revolving line of credit to fund the working capital requirements of the discontinued operations. Such allocations were not applicable for the twelve months ended May 31, 1995.

15.  STOCK AND WARRANTS

The proceeds from issuance of Redeemable Preferred Stock during the twelve months ended May 31, 1995 of $4,953 are net of issuance costs of $97 and proceeds of $975 received prior to the twelve months ended May 31, 1995 by the Company for such issuance.

The issuance of 1,515,152 shares of Series A-1 Preferred Stock and 1,515,152 shares of Series A-2 Preferred Stock during the twelve months ended May 31, 1995 for total proceeds of $500 was to a related party.

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

At December 31, 1997, the following unissued shares of common stock have been reserved for future issuance:

Stock option plans                            5,622,000
Stock purchase plan                             499,000
Convertible subordinated debentures             510,000
Convertible preferred stock                   3,800,000
Warrants                                      4,359,000
                                           -------------

                                             14,790,000
                                           -------------
                                           -------------

The Company has not paid dividends on its shares of Common Stock to date.

Pursuant to an Investment Agreement dated October 12, 1997, as amended, on December 12, 1997 the Company issued and sold to certain parties (the "Purchasers"), for aggregate gross consideration of $20,000, 20,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase 3,600,000 shares of Common Stock ("Purchaser Warrants").
  The Company also issued and sold to a certain affiliate of the Company, for aggregate gross consideration of $2,500, 2,500 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrants to purchase 450,000 shares of Common Stock (the "Affiliate Warrants"). The Series B Preferred Stock and the Series C Preferred Stock are collectively referred to as the "Preferred Stock." The values of the Series B and Series C Preferred Stocks are approximately $17,938 and $2,242, respectively. The values of the Purchaser and Affiliate Warrants are $2,062 and $258, respectively. These amounts, net of associated costs of approximately $2,045, are reflected in additional paid-in capital on the balance sheet.

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

In January 1997, the Company issued to BMO a warrant to purchase approximately 259,000 shares of Common Stock at an exercise price of $.01 per share in connection with the BMO Credit Facility. The value of the warrants amounted to $1,240, the balance of which is included in additional paid-in capital. The warrants expire on January 31, 2002 and are subject to antidilution adjustment if, during the term of the BMO Credit Facility, the Company issues shares of Common Stock and does not use the proceeds of such issuance to pay borrowings under the BMO Credit Facility.

16.  RETIREMENT PLAN

Employees of the Company are eligible to participate in a defined-contribution benefit plan ("Plan") upon completing six months of service and attaining age
21. The Company may make a matching contribution and an additional discretionary contribution as defined by the Plan. No Company contributions were made during the seven months ended December 31, 1997 and 1996 or the twelve months ended May 31, 1997, 1996 and 1995, respectively.

17.  STOCK-BASED COMPENSATION

Under the Platinum Entertainment, Inc. 1993 Stock Option Plan ("1993 Plan"), incentive and nonqualified stock options may be granted to eligible participants entitling them to purchase shares of Common Stock at an option price determined by a committee appointed by the Board of Directors (Committee) to administer the 1993 Plan. The option period is 10 years and 15 years from the date of grant for incentive stock options and nonqualified stock options, respectively. The exercise price for incentive options may not be less than fair market value on the date the option is granted (110% of fair market value in the case of a greater than 10% stockholder), and at no time shall any one participant hold options exercisable for more than 30% of the total Common Stock reserved for issuance under the 1993 Plan. The Company has reserved 144,000 shares of Common Stock for issuance under the 1993 Plan, of which 22,200 shares have been issued. The exercisability of the options is subject to determination by the Committee.

Under the Platinum Entertainment, Inc. 1995 Directors' Stock Option Plan ("Directors' Plan"), nonqualified stock options may be granted to directors of the Company who are not employees entitling them to purchase shares of Common Stock at an option price equal to the fair market value on the date of grant. The Company has reserved 500,000 shares of Common Stock for issuance under the Directors' Plan. The exercisability of the options is subject to determination by the Committee.

Under the Platinum Entertainment, Inc. 1995 Employee Incentive Compensation Plan ("Incentive Plan"), incentive awards in the form of stock options, stock appreciation rights, deferred stock or other such awards may be granted as determined by the Committee. The Company has reserved 5,000,000 shares of Common Stock for issuance under the Incentive Plan. The eligibility of participants is at the discretion of the Committee and may include non-employees. The option price and exercisability are determined by the Committee provided that the option price per share is not less than the fair value per share on the date the option is granted, and that no option is exercisable more than 10 years from the date of grant, except in the case of incentive stock options for a greater than 10% stockholder, in which case the option period cannot exceed five years.

A summary of the activity of the Company's stock option plans is as follows:


                                                                        TWELVE MONTHS ENDED MAY 31,
                                             SEVEN MONTHS ENDED       -------------------------------
                                              DECEMBER 31, 1997                    1997
                                                           WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE
                                                           EXERCISE                     EXERCISE
                                        OPTIONS            PRICE       OPTIONS          PRICE
-----------------------------------------------------------------------------------------------------
Outstanding - beginning of year         1,624,844    $       7.25        937,800     $    9.56
Granted                                   604,000            5.50        952,478          6.16
Exercised                                       -               -              -             -
Forfeited                                 (54,866)           8.54       (265,434)        11.47
                                        -------------------------------------------------------------
Outstanding - end of year               2,173,978    $       6.38      1,624,844     $    7.25
                                        -------------------------------------------------------------
                                        -------------------------------------------------------------

Exercisable at end of year             1,054,047     $       6.50     1,063,645      $    6.80

Weighted average fair value of
options granted during the year                      $       4.13                    $    4.27


                                                         TWELVE MONTHS ENDED MAY 31,
                                         ---------------------------------------------------------
                                                    1996                          1995
                                                           WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE
                                                           EXERCISE                     EXERCISE
                                           OPTIONS          PRICE         OPTIONS        PRICE
                                         ---------------------------------------------------------
Outstanding - beginning of year           399,100       $    6.16        142,800     $    2.40
Granted                                   560,900           11.70        256,300          8.25
Exercised                                 (22,200)           2.50              -             -
Forfeited                                       -               -              -             -
                                          -------------------------------------------------------
Outstanding - end of year                 937,800       $    9.56        399,100     $    6.16
                                          -------------------------------------------------------
                                          -------------------------------------------------------

Exercisable at end of year                355,567       $    6.26        366,567     $    5.97

Weighted average fair value of
options granted during the year                         $    8.03


Other information regarding options as of December 31, 1997 is as follows:


                                      WEIGHTED     WEIGHTED
                                       AVERAGE      AVERAGE
          OPTIONS       OPTIONS       EXERCISE    CONTRACTUAL
        OUTSTANDING   EXERCISABLE       PRICE         LIFE
------------------------------------------------------------------
         40,000         40,000      $    0.25      5.8 years
         65,800         65,800           2.50      5.0 years
      1,927,578        901,380           6.20      9.1 years
        140,600         46,867          12.36      8.4 years
      -------------------------
      2,173,978      1,054,047
      -------------------------
      -------------------------


In February 1997, 200,000 options which originally had an exercise price of $11.625 were canceled and replaced with 200,000 options with an exercise price of $6.25, representing the market price of the Common Stock on the date the cancellation and new grant occurred. In addition, approximately 395,000 options which originally vested in three equal annual increments beginning in April 1997 were fully vested as of February 1997.

In June 1997, 39,000 options which originally had an exercise price of $8.25 were canceled and replaced with 39,000 options with an exercise price of $6.00, representing the market price of the Common Stock on the date the cancellation and new grant occurred. In addition, 117,300 options which originally had an exercise price of $11.625 were canceled and replaced with 117,300 options with an exercise price of $6.00, representing the market price of the Common Stock on the date the cancellation and new grant occurred.

Pursuant to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), the Company is required to disclose the pro forma effects on net loss and basic and diluted earnings per share as if the Company had elected to use the fair value approach to account for all its stock-based compensation plans. If compensation cost for the Company's plans had been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted loss per share for the fiscal years ended would be increased as follows:


                                              SEVEN MONTHS ENDED TWELVE MONTHS ENDED MAY 31
                                                  DECEMBER 31    --------------------------
                                                      1997           1997           1996
Net loss applicable to common shares              $  (16,446)     $  (9,354)     $  (5,229)
Pro forma net loss                                   (17,769)       (13,839)        (5,501)
Basic and diluted loss per share                       (3.14)         (1.82)         (1.79)
Pro forma basic and diluted loss per share             (3.40)         (2.69)         (1.88)


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                                              SEVEN MONTHS ENDED TWELVE MONTHS ENDED MAY 31
                                                  DECEMBER 31    --------------------------
                                                      1997           1997           1996
Expected dividend yield                                   0%             0%             0%
Expected stock price volatility                         0.68           0.59           0.59
Risk-free interest rate                                5.73%          6.54%          6.54%
Weighted-average expected life of options            9 years        8 years        8 years


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

During December 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan ("Stock Purchase Plan"), effective June 1, 1997. Under the Stock Purchase Plan, employees are granted the opportunity to purchase the Company's common stock at 85% of the closing price of the Company's common stock on the Nasdaq National Market on the date of grant or exercise, whichever is lower. The first offering under the Plan commenced on June 1, 1997 and concluded on November 30, 1997. Subsequent offerings begin on December 1 and June 1 of each year and conclude on November 30 and May 31, respectively. A total of 500,000 shares of common stock have been reserved under this plan. During the seven months ended December 31, 1997, 637 shares were issued under the Stock Purchase Plan.

18.  TERMINATION OF THE K-TEL AGREEMENT

During March 1997, the Company and K-tel International, Inc. ("K-tel") signed a purchase and sale agreement (the "K-tel Agreement") pursuant to which the Company agreed to acquire K-tel's worldwide music business assets, except for K-tel's European and former Soviet Union music business, through the purchase of the stock of K-tel International (USA), Inc. and Dominion Music, Inc., both wholly-owned subsidiaries of K-tel (the "K-tel Acquisition"). The Company deposited $1,750 in escrow in accordance with the K-tel Agreement. During September 1997, the Company terminated the K-tel Agreement alleging that K-tel materially breached the K-tel Agreement. Both the Company and K-tel have filed claim to the escrowed amounts. The outcome of such claims is uncertain. Accordingly, the Company reserved the full escrowed amount during the seven months ended December 31, 1997. In addition, approximately $1,100 of legal, accounting, and other incremental costs associated with the K-tel Acquisition were expensed by the Company during the seven months ended December 31, 1997. These costs are classified as merger, restructuring and one-time costs and are included in the Company's operating loss.

19.  LITIGATION

During November 1997, JCSHO, Inc., a Minnesota corporation, formerly known as Intersound, Inc. ("JCSHO"), filed a complaint against the Company in the District Court of Minnesota, Fourth Division. JCSHO alleges breach of contract by the Company with regard to the convertible subordinated debentures in the aggregate principal amount of $5,000 (the "Convertible Subordinated Debentures") made payable to JCSHO in connection with the Intersound Acquisition. JCSHO alleges that the Company is in default on its obligations under the Convertible Subordinated Debentures due to failure to make certain payments under the Convertible Subordinated Debentures at a defined default interest rate. JCSHO is seeking damages in the amount of $5,000 and costs, disbursements and attorney's fees. The Company believes that JCSHO's allegations are without merit and intends to vigorously defend this litigation.

The Company is a party in various lawsuits which have arisen in the normal course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The following persons served as directors of the Company during the seven months ended December 31, 1997 and will continue to serve as directors until their terms of office expire (as indicated below) or until their successors are elected and qualified.


                 NAME            AGE               POSITION WITH COMPANY            SERVED        TERM
                                                                                      AS        EXPIRES
                                                                                   DIRECTOR
                                                                                     SINCE
------------------------------   ---     ----------------------------------------
Steven Devick (1).............    46     Chairman of the Board, Chief Executive      1992         1998
                                         Officer and President

Douglas C. Laux(2)............    45     Chief Financial Officer, Secretary and      1995         1999
                                         Director

Michael P. Cullinane(1)(2)....    48     Director                                    1992         1997

Craig Duchossois(1)(2)........    53     Director                                    1994         1998

Andrew J. Filipowski(1).......    47     Director                                    1992         1997

Rodney L. Goldstein(1)........    46     Director                                    1994         1998

Carl D. Harnick(2)............    63     Director                                    1997         2000

Paul L. Humenansky(2).........    40     Director                                    1992         1999

Robert A. Morgado(1)..........    60     Director                                    1997         1998

Mark J. Schwartz(1)...........    40     Director                                    1997         1999

Christopher M. Unrath(2)......    31     Director                                    1997         1999

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

     Michael P. Cullinane has been a Director of the Company since March 1992. Mr. Cullinane jointed PTI in 1988 as Senior Vice President and Chief Financial Officer. He has also served as PTI's Treasurer since 1989, as its Executive Vice President since 1994 and as a Director since 1989. See "Compensation Committee Interlocks and Insider Participation."

     Craig Duchossois has been a Director of the Company since April 1994. Mr. Duchossois has been President and Chief Executive Officer of Duchossois Industries, Inc., a privately-held diversified manufacturing and service organization since 1986. Mr. Duchossois also serves as Chairman of the Board of Directors of a privately-held company.

     Andrew J. Filipowski is a co-founder of the Company and has served as a Director since January 1992. Mr. Filipowski is also a co-founder of PTI and has been Chairman of the Board of Directors, President and Chief Executive Officer of PTI since its formation in April 1987. Mr. Filipowski serves as a director of System Software Associates (Nasdaq: SSAX), a publicly-held company, and as a director of several privately-held companies. See "Compensation Committee Interlocks and Insider Participation."

     Rodney L. Goldstein has been a Director of the Company since June 1994. Since 1981, Mr. Goldstein has been the managing partner of Frontenac Company ("Frontenac"). Mr. Goldstein currently serves on the boards of a number of privately-held companies.

     Carl D. Harnick has been a Director of the Company since April 1998. Mr. Harnick is a consultant for Alpine Equity Partners, L.P, a service he has provided since October 1997. Mr. Harnick was previously a partner of the accounting firm Ernst & Young LLP where he provided auditing and other accounting services to clients in the entertainment and venture capital industries.

     Paul L. Humenansky has been a Director of the Company since March 1992. Mr. Humenansky is a founder and director of PTI and was appointed Chief Operations Officer of PTI in January 1993. Mr. Humenansky also served as PTI's Executive Vice President, Product Development from 1987 until 1992. Mr. Humenansky also serves on the boards of two privately-held companies.

     Robert A. Morgado has been a Director of the Company since December 1997. Mr. Morgado is the Chairman, of Maroley Media Group LLC, a private equity firm he founded in 1995. Maroley Media focuses on global media and entertainment investments. In 1982, Mr. Morgado joined Warner Communications, Inc. In January 1990, with the creation of Time Warner Inc., he became the Chairman and Chief Executive Officer of the Warner Music Group a position he held until June 1995. Mr. Morgado serves as a director of Activision, a publicly-held company, (Nasdaq: ATVI), and serves on the boards of several privately-held companies.

     Mark J. Schwartz has been a Director of the Company since December 1997. Mr. Schwartz is the President and Chief Executive Officer of Palladin Capital Group, Inc., a position he has held since August 1997. Mr. Schwartz previously served as the President, since March 1997, and a Managing Director, since April 1994, of Rosecliff, Inc. Mr. Schwartz was a member of the Investment Banking Division of Merrill Lynch & Co. from August 1985 to March 1994. Mr. Schwarz is also an officer and a director of a number of privately-held companies.

     Christopher M. Unrath has been a Director of the Company since December 1997. Mr. Unrath has been a principal of Palladin Capital Group, Inc. since January 1998. From 1993 to the end of 1997, Mr. Unrath was an executive of Ardshiel Inc., a private equity investment firm located in New York, NY. Mr. Unrath is also a director of two privately-held companies.

DIRECTORS COMPENSATION

     The Company's non-employee Directors do not receive any cash compensation for their services; however, the Company reimburses such Directors for travel expenses incurred in connection with their activities on behalf of the Company. Each of Messrs. Cullinane, Duchossois, and Humenansky has been granted 20,000 shares, respectively, and Messrs. Filipowski, Duchossois and Goldstein has been granted 4,000 shares, respectively, of Common Stock pursuant to the Company's 1995 Directors' Stock Option Plan (the "Directors' Plan). Each of Messrs. Filipowski, Humenansky, Cullinane, Duchossois and Goldstein has been granted options to purchase 19,000 shares of Common Stock pursuant to the Company's 1995 Employee Incentive Compensation Plan.

MEETINGS

     During the seven months ended December 31, 1997, the Board of Directors held five formal meetings. Each current Director attended at least 75% of the aggregate number of such meetings held during his term of office.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Messrs. Cullinane, Duchossois, Harnick, Humenansky, Laux and Unrath. The Compensation Committee currently consists of Messrs. Devick, Duchossois, Filipowski, Goldstein, Morgado and Schwartz. The Board of Directors may establish such other committees as deemed necessary and appropriate from time to time, including, but not limited to, an Executive Committee. The Company does not have a nominating committee.

     The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of public accounts, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Audit Committee did not hold any formal meetings during the seven months ended December 31, 1997.

     The Compensation Committee determines the compensation of the Company's executive officers and the members of the Compensation Committee who are not employees of the Company make determinations as to the grant of options to purchase shares of the Company's stock under the Company's stock option plans. The Compensation Committee did not hold any formal meetings during the seven months ended December 31, 1997.

EXECUTIVE OFFICERS

Set forth below is a table identifying executive officers of the Company who are not identified in the tables entitled "Directors and Executive Officers of the Registrant -- Directors."

             NAME                 AGE                    POSITION
------------------------------    ---     --------------------------------------
Thomas R. Leavens...........       50     Chief Operating Officer and General
                                          Counsel

Lynne Hoffman Engel.........       45     Executive Vice President-Sales and
                                          Marketing

Bryan Hadley................       33     Executive Vice President-Intersound
                                          Distribution


     Mr. Leavens has been the General Counsel and Chief Operating Officer of the Company since September 1992. From December 1986 until he joined the Company, Mr. Leavens was a partner in the law firm McBride, Baker & Coles.

     Ms. Hoffman-Engel joined the Company as its Senior Vice President-Sales and Marketing in June 1996. In September 1997, Ms. Hoffman-Engel was promoted to Executive Vice Present-Sales and Marketing. Prior to joining in the Company, from 1993 to 1996 Ms. Hoffman-Engel served as Senior Vice President-Sales and Marketing-Classics and Jazz for PolyGram and from 1987 to 1993 as Vice President for London Records, a PolyGram label.

     Mr. Hadley is the Executive Vice President of Intersound Distribution. Prior to the Company's purchase of the assets of Intersound, Inc., Mr. Hadley worked for Intersound, Inc. since it was founded in 1983. Mr. Hadley served as national and regional sales manager for Intersound, Inc. where he held sales and promotional positions.

     The Board of Directors elects officers annually and such officers serve at the discretion of the Board. Each of Messrs. Devick, Laux, Leavens and Hoffman-Engel however, have an employment agreement with the Company. See "Executive Compensation -- Employment Agreements." There are no family relationships among any of the directors or officers of the Company.

SECTION 16(a) COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's officers and directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and The Nasdaq Stock Market. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that, during the seven month ended December 31, 1997 all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons, except that Mr. Duchossois inadvertently failed to timely report a purchase of shares of Common Stock of the Company on Form 4 and Messrs. Laux and Leavens inadvertently failed to timely file a Form 5. Such filings have since been completed.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides information concerning the annual and long-term compensation for services rendered to the Company during the seven months ended December 31, 1997 and the twelve month periods ended May 31, 1997 and 1996 to its chief executive officer and the four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during such period (each, a "Named Executive Officer").

                              SUMMARY COMPENSATION TABLE


                                                                                                     LONG TERM
                                                                          ANNUAL COMPENSATION       COMPENSATION
                                                                       -------------------------       AWARDS
NAME AND PRINCIPAL POSITION                       PERIOD               SALARY ($)     BONUS ($)      SECURITIES     ALL OTHER
                                                                                                     UNDERLYING    COMPENSATION
                                                                                                     OPTIONS (#)       ($)

--------------------------------------------------------------------------------     -----------     ----------    ------------
Steven Devick                                06/01/97-12/31/97         $ 357,384 (1)  $ 156,250        401,734      $       -
  President and Chief Executive              06/01/96-05/31/97           570,263            -          200,000 (2)          -
  Officer                                                                                              268,044
                                             06/01/95-05/31/96           275,000 (3)        -          200,000              -

Douglas C. Laux                              06/01/97-12/31/97         $ 146,775      $  62,500        125,000      $   1,545
  Chief Financial Officer and                                                                           39,000 (5)
  Secretary (4)                                                                                        117,300 (6)
                                             06/01/96-05/31/97           252,911            -          125,000          1,425
                                             06/01/95-05/31/96           139,055            -          156,300          1,345

Thomas R. Leavens                            06/01/97-12/31/97         $ 134,615      $  50,000         75,000      $       -
  Chief Operating Officer and                06/01/96-05/31/97           200,483            -           55,000              -
  General Counsel                            06/01/95-05/31/96           161,198            -           40,000              -

Lynne Hoffman-Engel                          06/01/97-12/31/97         $ 134,615    $       -           20,000      $       -
  Executive Vice President - Sales and       06/01/96-05/31/97           245,192         25,000         20,000              -
  Marketing(7)                               06/01/95-05/31/96                 -            -              -                -

Bryan Hadley                                 06/01/97-12/31/97         $  96,635    $       -           20,000      $       -
  Executive Vice President - Intersound      06/01/96-05/31/97            56,287            -              -                -
  Distribution(8)                            06/01/95-05/31/96                 -            -              -                -


-----------------

(1) Included in this amount is an aggregate $27,985 which has been added to Mr. Devick's gross salary and then deducted from his salary to cover monthly automobile lease payments made by the Company on his behalf.
(2) Options to purchase 200,000 shares of Common Stock granted during April 1996 were cancelled and replaced with options to purchase 200,000 shares of Common Stock during February 1997 in connection with a repricing transaction.
(3) Of this amount $227,038 was paid in shares of Common Stock, valued based on the closing price of the Common Stock on the Nasdaq National Market on May 14, 1996.
(4)  Mr. Laux joined the Company on September 11, 1995.
(5) Options to purchase 39,000 shares of Common Stock granted during September 1995 were cancelled and replaced with options to purchase 39,000 shares of Common Stock during June 1997 in connection with a repricing transaction. See "Compensation Committee Report on Repricing of Options."
(6) Options to purchase 117,300 shares of Common Stock granted during April 1996 were cancelled and replaced with options to purchase 117,300 shares of Common Stock during June 1997 in connection with a repricing transaction. See "Compensation Committee Report on Repricing of Options."
(7)  Lynne Hoffman-Engel joined the Company on July 1, 1996.

(8)  Bryan Hadley joined the Company on February 1, 1997.

          OPTION GRANTS IN LAST FISCAL YEAR -- The following table provides information on grants of stock options during the seven months ended December 31, 1997 to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during the seven months ended December 31, 1997.


                              INDIVIDUAL GRANTS
----------------------------------------------------------------------------
                                          PERCENT OF                             POTENTIAL REALIZATION VALUE
                           NUMBER OF        TOTAL                                  AT ASSUMED ANNUAL RATES
                          SECURITIES       OPTIONS                                     OF STOCK PRICE
                          UNDERLYING      GRANTED TO                               APPRECIATION FOR OPTION
                            OPTIONS       EMPLOYEES  EXERCISE OR                          TERM (2)
                            GRANTED       IN CURRENT  BASE PRICE  EXPIRATION    ----------------------------
NAME                        (#)(1)          PERIOD     ($/SH)        DATE          5%($)            10%($)
----                        ------          ------     ------        ----          -----            ------
Steven Devick               126,734          45.2%      $ 6.00     06/02/07      $ 478,214       $ 1,211,888
                            137,500 (3)                 $ 6.00     06/02/07      $ 518,838       $ 1,314,838
                            137,500 (4)                 $ 5.00     12/15/07      $ 910,579       $ 2,307,586
Douglas C. Laux              39,000 (5)      31.6%      $ 6.00     07/25/05      $ 111,725       $   267,600
                            117,300 (6)                 $ 6.00     04/29/06      $ 206,054       $   679,136
                             62,500 (3)                 $ 6.00     06/02/07      $ 235,835       $   597,653
                             62,500 (4)                 $ 5.00     12/15/07      $ 196,530       $   498,045
Thomas R. Leavens            37,500 (3)       8.4%      $ 6.00     06/02/07      $ 141,501       $   358,592
                             37,500 (4)                 $ 5.00     12/15/07      $ 117,918       $   298,827
Lynne Hoffman-Engel          20,000 (4)       2.2%      $ 5.00     12/15/07      $  62,889       $   159,374
Bryan Hadley                 20,000 (4)       2.2%      $ 5.00     12/15/07      $  75,467       $   191,249


------------------

(1) Each of these options was granted pursuant to the Employee Incentive Compensation Plan and is subject to the terms of such plan. All options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant as determined by the Compensation Committee of the Board of Directors of the Company.
(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term of ten years. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection for future increases in the price of its Common Stock.
(3) This option becomes exercisable in three annual increments beginning June 2, 1998.
(4) This option becomes exercisable in three annual increments beginning December 15, 1998.
(5) Options to purchase 39,000 shares of Common Stock granted during September 1995 were cancelled and replaced with options to purchase 39,000 shares of Common Stock during June 1997 in connection with a repricing transaction. See "Compensation Committee Report on Repricing of Options." This option becomes exercisable in three annual increments beginning on July 25, 1996.
(6) Options to purchase 117,300 shares of Common Stock granted during September 1995 were cancelled and replaced with options to purchase 117,300 shares of Common Stock during June 1997 in connection with a repricing transaction. See "Compensation Committee Report on Repricing of Options." This option becomes exercisable in three annual increments beginning on April 29, 1997.

     OPTION VALUES -- The following table sets forth for the Named Executive Officers information concerning the value of unexercised stock options at December 31, 1997. No stock options were exercised during the seven months ended December 31, 1997.


                                 NUMBER OF SHARES UNDERLYING        VALUE OF UNEXERCISED IN-THE-MONEY
                             UNEXERCISED OPTIONS AT 12/31/97 (#)        OPTIONS AT 12/31/97 (1)($)
                             -----------------------------------    ---------------------------------
           NAME                   EXERCISABLE/UNEXERCISABLE             EXERCISABLE/UNEXERCISABLE
-------------------------    -----------------------------------    ---------------------------------
Steven Devick............                   803,078/137,500                       296,084/343,750
Douglas C. Laux..........                    65,100/341,200                        48,825/318,400(2)
Thomas R. Leavens........                    53,333/156,666                       170,000/135,000
Lynne Hoffman-Engel......                         --/40,000                             --/50,000
Bryan Hadley.............                         --/20,000                             --/15,000(3)

------------------

(1) The value per option is calculated by subtracting the exercise price from the closing price of the Common Stock on the Nasdaq National Market on December 31, 1997 of $6.75 per share.
(2) Upon exercise of certain of these options (exercisable for 39,000 shares of Common Stock at an exercise price of $6.00 per share), Mr. Laux will receive a cash bonus equal to the exercise price.
(3) Upon exercise of these options, Mr. Hadley will receive a cash bonus equal to the product of (i) the number of shares purchased (not to exceed 10,000 shares) and (ii) the difference between $8.25 and the closing price of the Common Stock on the exercise date; provided that in no event shall such difference exceed $6.00.

EMPLOYMENT AGREEMENTS

     On June 1, 1997, the Company entered into a three-year employment agreement with Steven Devick, for the position of Chief Executive Officer of the Company. Unless terminated or not renewed by the Company or Mr. Devick, the term of the agreement will continue after the initial three-year term on a year-to-year basis. The agreement provides for an annual base salary of $625,000 plus bonus compensation determined by the Compensation Committee of the Board of Directors. Mr. Devick's employment agreement also provides for continuation of his salary, bonus and fringe benefits for three years following termination of employment if Mr. Devick (i) is terminated by the Company without cause, (ii) terminates his employment for Good Reason (as defined below) or (iii) is notified by the Company of its intent not to extend the agreement beyond its initial term. So long as Mr. Devick does not engage in conduct giving rise to the right to terminate employment for cause, Good Reason includes (i) the failure to elect the executive to the office previously held, the removal of the executive from his position or the assignment to the executive of any additional duties or responsibilities or a reduction in executive duties or responsibilities which, in either case, are inconsistent with those customarily associated with such position; (ii) a relocation by the Company of the executive's place of employment beyond a specified area; (iii) material breach by the Company of the agreement; (iv) a purported termination of executive's employment in contravention of the notice provisions of the agreement and (v) the occurrence of a change in control of the Company.

     On June 1, 1997, the Company entered into an employment agreement with Douglas C. Laux, for the position of Chief Financial Officer, and Thomas R. Leavens, for the position of General Counsel. Each of the agreements is for a three-year term, subject to renewal on a year-to-year basis unless terminated or not renewed by the Company or the executive. The agreements provide for annual salaries of $300,000 for Mr. Laux and $250,000 for Mr. Leavens, plus bonus compensation determined by the Compensation Committee of the Board of Directors. The employment agreements contain severance provisions substantially identical to those contained in Mr. Devick's agreement except that the severance periods for Messrs. Laux and Leavens extend until the later of (i) the end of the term of the employment agreement and (ii) the first anniversary of the date of executive's termination.

     On December 12, 1997, Messrs. Devick, Laux and Leavens' employment agreements were amended to amend the definition of Change of Control such that a Change in Control would not be deemed to have occurred upon or as a result of
(i) the issuance of Series B Preferred Stock of the Company or warrants to purchase Common Stock of the Company in connection with the Investment Agreement dated October 12, 1997 and amended by letter amendments dated October 28, 1997, October 30, 1997 and November 26, 1997 (the "Investment Agreement"), between the Company and the purchasers named therein (the "Purchasers"), (ii) upon the acquisition of any shares of Common Stock of the Company pursuant to the Investment Agreement, (iii) upon the exercise of any of the rights and privileges granted to each of the Purchasers pursuant to the Investment Agreement, (iv) upon the exercise of any rights and privileges granted to the holders of the Series B Preferred Stock pursuant to the Certificate of Designations creating the terms of the Series B Preferred Stock, or (v) otherwise as a result of the equity ownership or designation of directors by the Purchasers or their affiliates, employees, partners or members.

     In addition, under a previous employment agreement with the Company, Mr. Laux was granted options to purchase 39,000 shares of Common Stock at an exercise price of $6.00 per share of Common Stock, with options for 13,000 shares becoming exercisable on each of July 25, 1996, 1997, and 1998. Such agreement further provides that upon the exercise by Mr. Laux of any such options, he will be entitled to receive a cash bonus equal to the exercise price.

     The Company entered into an employment agreement on July 1, 1996 with Lynne Hoffman-Engel pursuant to which Ms. Hoffman-Engel became Senior Vice President--Sales and Marketing of the Company. In September 1997, she was promoted to Executive Vice President--Sales and Marketing. The term of Ms. Hoffman-Engel's employment is for a period of three years and four months. The agreement provides for an annual base salary of $250,000 plus a bonus in the amount of $25,000 and further incentive compensation (determined and based on an annual basis) for achieving sales results that meet performance goals established from time to time by the Company. Under the agreement, the Company also granted Ms. Hoffman-Engel an option to purchase 20,000 shares of Common Stock pursuant to the Company's 1995 Employee Compensation Plan.

     Mr. Hadley has an employment agreement with the Company dated February 1, 1997, and amended November 19, 1997, pursuant to which he became the Executive Vice President of Intersound Distribution. The term of Mr. Hadley's employment is for a period of three years. The agreement provides for an annual base salary of $225,000. Under the agreement, the Company also granted Mr. Hadley an option to purchase 20,000 shares of Common Stock ("Purchase Option") pursuant to the Company's 1995 Employee Compensation Plan. Upon exercise of the Purchase Option, Mr. Hadley will receive a cash bonus equal to the product (i) of the number of shares purchased (not to exceed 10,000 shares) and (ii) the difference between $8.25 and the closing price of the Common Stock on the exercise date; provided that in no event shall such difference exceed $6.00.

     No other Named Executive Officer has an employment agreement with the Company.

COMPENSATION COMMITTEE REPORT ON REPRICING OF OPTIONS

     The Compensation Committee and the Board of Directors approved and ratified the repricing of certain options to purchase Common Stock for Mr. Laux during the seven months ended December 31, 1997.

     The Board of Directors approved and ratified the repricing by the Company of the exercise price of certain options to purchase Common Stock granted to Mr. Laux in consideration of financial assistance provided by Mr. Laux to the Company, under the Employee Compensation Plan, effective as of June 2, 1997, at the fair market value of the Company's Common Stock on June 2, 1997, as determined by the Compensation Committee.

     The following table provides information on repricing of stock options granted to Mr. Laux during the seven months ended December 31, 1997.


-------------------------------------------------------------------------------------------------
                                         NUMBER OF         MARKET        EXERCISE          NEW           EXPIRATION
          NAME            DATE OF       SECURITIES        PRICE OF        PRICE AT       EXERCISE         DATE OF
          ----           REPRICING      UNDERLYING        STOCK AT        TIME OF         PRICE          OPTION AT
                         ---------        OPTIONS         TIME OF        REPRICING         ($)            DATE OF
                                         REPRICED        REPRICING          ($)            ---           REPRICING
                                            (#)             ($)             ---                          ---------
                                            ---             ---
Douglas Laux...........     6/2/97          39,000            6.00            8.25           6.00           7/25/05
                            6/2/97         117,300            6.00          11.625           6.00           4/29/06

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

     BASE SALARIES

     The base salaries for Messrs. Devick, Laux, Leavens and Hadley and Ms. Hoffman-Engel for the seven months ended December 31, 1997 were governed by the terms of their respective employment agreements with the Company. See "Executive Compensation - Employment Agreements." In establishing the terms of the new employment agreements for these officers, the Compensation Committee discussed and considered the significant contributions made to the Company by these key officers, including the signing of new artists to the Company's labels, sales accomplishments, contributions to the Company's acquisition of capital financing, the importance of such contributions to the Company, and the compensation packages of other executive officers in the record industry.

     INCENTIVE STOCK OPTIONS

     Stock options are granted to executive officers and other employees of the Company as a means of providing long-term incentives. The Compensation Committee believes that stock options encourage increased performance by the Company's employees, including its officers, and align the interests of the Company's employees with the interests of the Company's stockholders. Stock options were granted to Messrs. Devick, Laux, and Leavens and Ms. Hoffman-Engel utilizing the same criteria as were used for setting base salaries. During the seven months ended December 31, 1997, the Company repriced certain stock options held by Mr. Laux in consideration for financial services provided by Mr. Laux to the Company, and not as compensation for Mr. Laux's services. See "Certain Relationships and Related Transactions" and "Compensation Committee Report on Repricing of Options."

     CASH BONUS AWARDS

     The Compensation Committee considers on an annual basis whether to pay cash bonuses to some or all of the Company's employees, including the Company's executive officers. Messrs. Devick, Laux and Leavens were awarded cash bonuses during the seven month period ended December 31, 1997. Bonuses were granted based on superior performance and the successful completion of the private placement and equity financing consummated on December 12, 1997 as determined by the Compensation Committee.

     CHIEF EXECUTIVE OFFICER COMPENSATION

     The base salary for Mr. Devick for the seven month period ended December 31, 1997, was governed by the term of his employment agreement dated June 1, 1997. Pursuant to such agreement, Mr. Devick's annual base salary was set at $625,000 plus an annual bonus subject to the terms of the agreement. See "Executive Compensation--Employment Agreements." During the seven month period ended December 31, 1997, Mr. Devick was awarded a cash bonus and granted certain stock options to recognize fully his contributions, including the successful completion of the private placement and equity financing consummated on December 12, 1997, and to provide him with sufficient incentives to continue his efforts as Chief Executive Officer.

     COMPLIANCE WITH SECTION 162(m)

     The Compensation Committee currently intends for all compensation paid to the Named Executive Officers to be tax deductible to the Company pursuant to
Section 162(m) ("Section 162(m)") of the Code. Section 162(m) provides that compensation paid to the Named Executive Officers in excess of $1,000,000 cannot be deducted by the Company for Federal income tax purposes unless, in general, such compensation is performance based, is established by a committee of outside directors and is objective and the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders. Consistent with this intention, the Company submitted the Incentive Plan for stockholder approval in 1996, and the Compensation Committee made all stock option awards to the Named Executive Officers for 1995 through 1997 pursuant to the Incentive Plan. In the future, however, the Board may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if in the Board's judgment, after considering the additional costs of not satisfying 162(m), such program is appropriate.


                                COMPENSATION COMMITTEE

                                    Steven Devick
                                 Michael P. Cullinane
                                   Craig Duchossois
                                 Andrew J. Filipowski
                                 Rodney L. Goldstein
                                  Robert A. Morgado
                                   Mark J. Schwartz

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Devick, Cullinane, Duchossois, Filipowski, Goldstein, Morgado and Schwartz are the members of the Company's Compensation Committee. Mr. Devick serves on the Compensation Committee of PTI, of which Mr. Filipowski is Chairman and Chief Executive Officer and Mr. Cullinane is Executive Vice President, Chief Financial Officer and Treasurer.

     PERFORMANCE GRAPH

                                       [GRAPH]

Research Data Group

     Platinum Entmt Inc (PTET)



                                                   CUMULATIVE TOTAL RETURN
                                       ------------------------------------------------------------------------------
                                       3/12/96  5/31/96  8/31/96  11/30/96 2/28/97 5/31/97  8/31/97 11/30/97 12/31/97

Platinum Entmt Inc          PTET         100     129       115       65      46      43       43       50       52
PEER GROUP                               100      98        88       91      90     102      113      123      127
NASDAQ STOCK MARKET (U.S.)               100     116       107      121     122     131      149      151      148


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of May 18, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Company director, (iii) each of the Named Executive Officers and (iv) all Company executive officers and directors as a group.


                 NAME AND ADDRESS                        AMOUNT AND NATURE OF      PERCENT
                                                        BENEFICIAL OWNERSHIP(1)       OF
                                                                                    CLASS
------------------------------------------------------- -----------------------    -------
MAC MUSIC LLC(2) . . . . . . . . . . . . . . . . . . .                1,800,000       25.4
SK-PALLADIN PARTNERS, L.P.(3). . . . . . . . . . . . .                1,800,000       25.4
STEVEN DEVICK (4). . . . . . . . . . . . . . . . . . .                1,101,867       18.0
ANDREW J. FILIPOWSKI (5) . . . . . . . . . . . . . . .                  960,017       16.9
GOLDMAN SACHS & CO. (6). . . . . . . . . . . . . . . .                  762,300       14.5
FRONTENAC VI LIMITED PARTNERSHIP(7). . . . . . . . . .                  644,522       12.2
CRAIG DUCHOSSOIS (8) . . . . . . . . . . . . . . . . .                  273,000        5.2
DOUGLAS C. LAUX (9). . . . . . . . . . . . . . . . . .                  145,967        2.7
THOMAS R. LEAVENS (10) . . . . . . . . . . . . . . . .                   84,999        1.6
CARL D. HARNICK(11). . . . . . . . . . . . . . . . . .                   50,000          *
PAUL L. HUMENANSKY (8) . . . . . . . . . . . . . . . .                   29,000          *
MICHAEL P. CULLINANE (8) . . . . . . . . . . . . . . .                   29,000          *
RODNEY L. GOLDSTEIN (12) . . . . . . . . . . . . . . .                   19,000          *
LYNNE HOFFMAN-ENGEL(13). . . . . . . . . . . . . . . .                    6,667          *
BRYAN HADLEY (13). . . . . . . . . . . . . . . . . . .                        -          -
ROBERT A. MORGADO (2). . . . . . . . . . . . . . . . .                        -          -
MARK J. SCHWARTZ (2) . . . . . . . . . . . . . . . . .                        -          -
CHRISTOPHER M. UNRATH. . . . . . . . . . . . . . . . .                        -          -

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
(14 PERSONS)(2)(4)(5)(7)(8)(9)(10)(11)(12)(13) . . . .                2,699,517       39.0

-----------------------

* Less than one percent

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) MAC Music LLC ("MAC") shares voting and investment power with respect to 1,800,000 shares of Common Stock underlying a warrant to purchase Common Stock issued by the Company to MAC which is currently exercisable. Alpine Equity Partners, L.P. ("AEP, LP") and Maroley Media Group, L.L.C. ("Maroley") are the managing members of MAC. Alpine Equity Partners, L.L.C. ("AEP, LLC") is the general partner of AEP, LP. The executive officers of AEP, LLC (the "AEP Executive Officers") are Oded Aboodi, Chairman, President and Chief Executive Officer, Richard D. Goldstein, Executive Vice President and Senior Managing Director, Bruce M. Greenwald, Executive Vice President and Senior Managing Director and Lisa A. Hook, Senior Vice President and Managing Director. Messrs. Aboodi, Goldstein, Greenwald, and Ms. Hook, by virtue of their respective capacities as Chairman, Executive Vice President, Executive Vice President and Senior Vice President of AEP, LLC collectively have the ability to direct the investment and voting decisions of AEP, LLC and as such they may be deemed to have shared investment and voting discretion with respect to securities beneficially owned by AEP, LLC through AEP, LP. Accordingly, AEP, LP, AEP, LLC and Messrs. Aboodi, Goldstein and Greenwald, and Ms. Hook in their capacities as the AEP Executive Officers of AEP, LLC, each may be deemed a beneficial owner of the Common Stock beneficially owned by MAC. The principal business and principal offices of MAC, AEP, LP, AEP, LLC, Messrs. Aboodi, Goldstein and Greenwald, and Ms. Hook is 1285 Avenue of the Americas, 21st Floor, New York, New York 10019. Mr. Morgado is the Chairman of Maroley. Mr. Morgado, by virtue of his capacity as a managing member of Maroley, has the ability to direct the investment and voting decisions of Maroley and as such Mr. Morgado may be deemed to have shared investment and voting discretion with respect to securities beneficially owned by Maroley. Accordingly, Maroley and Mr. Morgado each may be deemed a beneficial owner of Common Stock beneficially owned by MAC. The address of the principal business and principal offices of Maroley and Mr. Morgado is 70 East 55th Street, 26th Floor, New York, New York 10022.
(3) SK-Palladin Partners, L.P ("Palladin") shares voting and investment power with respect to 1,800,000 shares of Common Stock underlying a warrant to purchase Common Stock issued by the Company to Palladin which is currently exercisable. SK-Palladin Holdings, L.P. ("Palladin Holdings") is the general partner of SK-Palladin Partners, L.P. ("Palladin"). SK-Palladin Gen Par, Inc. ("Palladin Gen Par") is the general partner of Palladin Holdings. Mr. Schwartz is the sole executive officer of Palladin Gen Par in his capacity as Chief Executive Officer, President, Secretary and Treasurer. Schwartz, in his capacity as the sole executive officer and controlling stockholder of Palladin Gen Par has discretion to direct the investment and voting decisions of Palladin Gen Par and as such Mr. Schwartz may be deemed to have shared investment and voting discretion with respect to securities beneficially owned by Palladin Gen Par through Palladin Holdings and Palladin. Accordingly, Palladin Holdings, Palladin Gen Par and Mr. Schwartz in his capacity as the executive officer and controlling stockholder of Palladin Gen Par, each may be deemed a beneficial owner of the Common Stock owned by Palladin. The principal business and principal offices of Palladin, Palladin Holdings, Palladin Gen Par and Mr. Schwartz is 1285 Avenue of the Americas, 21st floor, New York, New York 10019.
(4) Includes 56,250 shares of Common Stock underlying a warrant to purchase Common Stock held in the name of Platinum Venture Partners II, L.P. ("PVP II") which is currently exercisable. Mr. Devick is an executive officer of the general partner of PVP II and in such capacity may be deemed a beneficial owner with respect to shares held by PVP II. Also includes 803,078 shares underlying stock options that are currently exercisable.
     The address of Mr. Devick is c/o Platinum Entertainment, Inc., 2001 Butterfield Road, Downers Grove, Illinois 60515.

(5) Includes 99,067 shares held by Platinum Venture Partners I, L.P. ("PVP I"). Mr. Filipowski the President, Chief Executive Officer and a stockholder of the general partner of PVP I, and in such capacities may be deemed to have voting and investment power with respect to shares held by PVP I. Mr. Filipowski disclaims beneficial ownership of such shares. Also includes 56,250 shares of Common Stock underlying a warrant to purchase Common Stock held in the name of PVP II, which is currently exercisable. Mr. Filipowski is the President and Chief Executive Officer, a sole director, and a stockholder of the general partner of PVP II and in such capacities may be deemed the beneficial owner with respect to shares held by PVP II. Also includes 337,500 shares of Common Stock underlying a warrant to purchase Common Stock held in the name of PVP II, which is currently exercisable. Mr. Filipowski disclaims beneficial ownership of such shares. Also includes 19,000 shares underlying stock options that are currently exercisable. The address of Mr. Filipowski is c/o PLATINUM technology, inc., 1815 South Meyers Road, Oakbrook Terrace, Illinois 60181.
(6)  Based on Amendment No. 2 to Form 13G dated May 10, Goldman Sachs & Co.,
     The Goldman Sachs Group, L.P. and Goldman Sachs Trust on behalf of
     Goldman Sachs Small Cap Value Fund share voting and investment power with respect to an aggregate of 762,300 shares of Common Stock. The address for the foregoing reporting persons is 85 Broad Street, New
     York, NY 10004.
(7) The address of Frontenac VI Limited Partnership is c/o Frontenac Company, 135 South LaSalle Street, Suite 3800, Chicago, Illinois 60603
(8) Includes 23,000 shares underlying stock options that are currently exercisable.
(9) Includes 145,867 shares underlying stock options that are currently exercisable.
(10) Such 84,999 shares consist of shares underlying stock options that are currently exercisable
(11) Includes 50,000 shares of Common Stock underlying a warrant to purchase Common Stock issued to Mr. Harnick by the Company which is currently exercisable.
(12) Includes 19,000 shares underlying stock options that are currently exercisable. Excludes 644,522shares held by Frontenac VI Limited Partnership ("Frontenac VI LP"). Mr. Goldstein is a general partner of Frontenac Company, the general partner of Frontenac VI Limited Partnership, and in such capacity shares voting and investment power with respect to shares held by Frontenac VI LP.
(13) Such 6,667 shares underlie options that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company entered into Consulting Agreements, each dated as of December 12, 1997, between the Company and each of MAC Music LLC and Palladin Capital Group, Inc. The Company has paid each consulting group a one-time fee of $200 for its services. Each consulting group has agreed to render consulting services to the Company in connection with (i) management and strategic planning, (ii) the identification of financing, acquisition, divestiture, joint venture and licensing opportunities for the Company and
(iii) other matters relating to the day-to-day business and operations of the Company, or any of its subsidiaries or affiliated companies, as the Chief Executive Officer or the Board of Directors of the Company may from time to time reasonably request. The term of each agreement is for five years.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     1. All financial statement schedules are omitted because such schedules are not required or the information required has been presented in the financial statements included in this filing.
     2. The following exhibits are filed with this Report or incorporated by reference as set forth below.


Exhibit
Number
------
      3.1   Third Amended and Restated Certificate of Incorporation of the
            Registrant, as amended, is herein incorporated by reference to the
            Form 10-Q for the quarterly period ended November 30, 1997 filed with the Commission on January 14, 1998 ("November 30, 1997 10-Q").
      3.2   Amended and Restated By-laws of the Registrant, as amended, is herein incorporated by reference to the November 30, 1997 10-Q.
      4.1   Warrant to Purchase 315,000 Shares of Common Stock of the
            Registrant issued to Platinum Venture Partners II, L.P., as nominee, dated December 12, 1997, is herein incorporated by reference to the November 30, 1997 10-Q.
      4.2   Warrant to Purchase 135,000 Shares of Common Stock of the
            Registrant issued to Platinum Venture Partners II, L.P., as nominee, dated December 12, 1997, is herein incorporated by reference to the November 30, 1997 10-Q.
      4.3   Warrant to Purchase 1,800,000 Shares of Common Stock of the
            Registrant issued to SK-Palladin Partners, LP, dated December 12,
            1997, is herein incorporated by reference to the November 30, 1997
            10-Q.
      4.4   Warrant to Purchase 1,800,000 Shares of Common Stock of the
            Registrant issued to MAC Music LLC, dated December 12, 1997, is herein incorporated by reference to the November 30, 1997 10-Q.
      4.5   Warrant to Purchase 50,000 Shares of Common Stock of the Registrant
            issued to Carl D. Harnick, dated December 12, 1997, is herein incorporated by reference to the November 30, 1997 10-Q.
      4.6   Registration Rights Agreement, dated December 12, 1997, between the
            Registrant and Platinum Venture Partners I, L.P and Platinum
            Venture Partners II, L.P. , is herein incorporated by reference to the November 30, 1997 10-Q.
      4.7   Registration Rights Agreement, dated December 12, 1997, between the
            Registrant and Carl D. Harnick, is herein incorporated by reference to the November 30, 1997 10-Q.
     10.1   Fourth Amendment to Amended and Restated Credit Agreement dated as of August 29, 1997 among Platinum Entertainment, Inc., Bank of
            Montreal, individually and as Agent, PPM America Special
            Investments Fund L.P. and FC CBO Limited and the Guarantors'
            Consent attached thereto, is herein incorporated by reference to the Form 10-Q for the quarterly period ended August 31, 1997 filed with the Commission on October 14, 1997 ("August 31, 1997 10-Q").
     10.2   Employment Agreement dated June 1, 1997 between the Company and
            Steven Devick, is herein incorporated by reference to the August
            31, 1997 10-Q.
     10.3   Employment Agreement dated June 1, 1997 between the Company and
            Douglas C. Laux, is herein incorporated by reference to the August
            31, 1997 10-Q.
     10.4   Employment Agreement dated June 1, 1997 between the Company and
            Thomas R. Leavens, is herein incorporated by reference to the
            August 31, 1997 10-Q.



     10.5   Employment Agreement dated June 1, 1997 between the Company and
            Lynne Hoffman-Engel, is herein incorporated by reference to the August 31, 1997 10-Q.
     10.6   Investment Agreement dated October 12, 1997 among the Company, MAC
            Music LLC and SK-Palladin Partners, is herein incorporated by reference to the August 31, 1997 10-Q.
     10.7 Platinum Entertainment, Inc. 1997 Employee Stock Purchase Plan, effective June 1, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement filed with the
            Commission December 2, 1997 (the "1997 Annual Meeting of
            Stockholders Proxy Statement").
     10.8 Platinum Entertainment, Inc. 1995 Directors' Stock Option Plan, as amended and restated as of October 1, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy
            Statement.
     10.9 Amendment to the Investment Agreement dated October 28, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     10.10 Amendment to the Investment Agreement dated October 30, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     10.11 Amendment to the Investment Agreement dated November 26, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     10.11 Stock and Warrant Purchase Agreement, dated December 12, 1997 between the Registrant and Platinum Venture Partners II, L.P., as nominee, is herein incorporated by reference to the November 30, 1997 10-Q.
     10.12  Amendment No. 1 dated as of December 12, 1997 to Employment
            Agreement between the Registrant and Steven Devick dated June 1,
            1997, is herein incorporated by reference to the November 30, 1997
            10-Q.
     10.13  Amendment No. 1 dated as of December 12, 1997 to Employment
            Agreement between the Registrant and Douglas C. Laux dated June 1,
            1997, is herein incorporated by reference to the November 30, 1997
            10-Q.
     10.14  Amendment No. 1 dated as of December 12, 1997 to Employment
            Agreement between the Registrant and Thomas R. Leavens dated June
            1, 1997, is herein incorporated by reference to the November 30, 1997 10-Q.
     10.15  Credit Agreement, dated as December 12, 1997, among the Registrant,
            Intersound, Inc. and the Banks who are or may become parties thereto, and exhibits and schedules thereto, is herein incorporated by reference to the November 30, 1997 10-Q.
     10.16 Term Credit Note, dated December 12, 1997, issued by the Registrant in the principal amount of $20,000,000, is herein incorporated by reference to the November 30, 1997 10-Q.
     10.17  Revolving Credit Note, dated December 12, 1997, issued by the
            Registrant in the principal amount of $10,000,000, is herein incorporated by reference to the November 30, 1997 10-Q.
     10.18 Security Agreement, dated December 12, 1997, among the Registrant, its subsidiaries and Bank of Montreal and the Banks who are or may become parties thereto, and schedules thereto, is herein incorporated by reference to the November 30, 1997 10-Q.
     10.19  Security Agreement re:  Intellectual Property, dated as of December
            12, 1997, among the Registrant, its subsidiaries and the Bank of Montreal and the Banks who are or may become parties thereto, and schedules thereto, is herein incorporated by reference to the November 30, 1997 10-Q.
     10.20 Pledge Agreement, dated December 12, 1997, among the Registrant, its subsidiaries and the Bank of Montreal and the Banks who are or may become parties thereto, is herein incorporated by reference to the November 30, 1997 10-Q.



     27.    Financial Data Schedule.


B.   Form 8-K.

     On December 15, 1997, a Form 8-K was filed by the Registrant announcing the sale of $22,500,000 of preferred equity and the refinancing of bank debt.

                                     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 1998.
                                             PLATINUM ENTERTAINMENT, INC.

                                             By:    /s/ Steven Devick
                                                --------------------------------
                                                        Steven Devick
                                                CHAIRMAN OF THE BOARD, PRESIDENT
                                                  AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on May 20, 1998.

          SIGNATURE                                  TITLE
          ---------                                  -----

      /s/ Steven Devick            Chairman of the Board, President and Chief
     ----------------------------  Executive Officer (principal executive
          Steven Devick            officer)

      /s/ Douglas C. Laux          Chief Financial Officer (principal financial
     ----------------------------  and accounting officer) and Director
          Douglas C. Laux

      /s/ Michael P. Cullinane     Director
     ----------------------------
          Michael P. Cullinane

                                   Director
     ----------------------------
          Craig Duchossois

      /s/ Andrew J. Filipowski     Director
     ----------------------------
          Andrew J. Filipowski

                                   Director
     ----------------------------
          Rodney L. Goldstein

                                   Director
     ----------------------------
          Carl D. Harnick

      /s/ Paul L. Humenansky       Director
     ----------------------------
          Paul L. Humenansky

      /s/ Robert A. Morgado        Director
     ----------------------------
          Robert A. Morgado

                                   Director
     ----------------------------
          Mark J. Schwartz

                                   Director
     ----------------------------
          Christopher M. Unrath