Form 10-Q
period 1998-03-31
PLATINUM ENTERTAINMENT INC
filed 1998-05-20
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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

                              Yes  X         No
                                  ----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  5,275,040 Shares of Common Stock, par value $.001 per share, at May 18, 1998

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)



                                                                  MARCH 31          DECEMBER 31
                                                                    1998                1997
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                           $      15           $      11
   Accounts receivable, less allowances of
    $3,352 and $3,912, respectively                                  13,855              15,147
   Artist advances                                                    2,844               2,510
   Inventories, less allowances of $559
    and $590, respectively                                            5,160               4,997
   Other                                                                860                 948
                                                                  -----------------------------
Total current assets                                                 22,734              23,613

Artist advances, net of current amounts, less
   allowances of $13,409 and $12,936, respectively                      476                   -
Equipment and leasehold improvements, net                             1,213               1,079
Music catalog, less accumulated amortization of
   $980 and $784, respectively                                       18,624              18,820
Music publishing rights, less accumulated amortization
   of $354 and $308, respectively                                     3,623               3,519
Goodwill, less accumulated amortization of $346
   and $244, respectively                                             5,758               5,854
Equity investment in joint venture                                    2,638               2,468
Deferred financing fees, net                                            568                 631
Other                                                                 1,154               1,473
                                                                  -----------------------------
Total assets                                                      $  56,788           $  57,457
                                                                  -----------------------------
                                                                  -----------------------------



                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   MARCH 31         DECEMBER 31
                                                                     1998              1997
                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit                                       $   2,200           $     800
   Current portion of bank debt                                       4,000               3,000
   Accounts payable                                                   4,267               4,256
   Accrued liabilities and other                                      2,461               3,423
   Reserve for future returns                                         4,564               6,301
   Royalties payable                                                  6,187               5,302
                                                                  -----------------------------
Total current liabilities                                            23,679              23,082

Bank debt, less current portion                                      16,000              17,000
Convertible subordinated debentures                                   5,000               5,000
                                                                  -----------------------------
Total liabilities                                                    44,679              45,082

Stockholders' equity:
Preferred Stock:
   Preferred Stock ($.001 par value); 10,000,000 shares
    authorized, no shares issued and outstanding                        -                   -
   Series B Convertible Preferred Stock ($.001 par value);
    20,000 shares authorized, issued and outstanding                    -                   -
   Series C Convertible Preferred Stock ($.001 par value);
    2,500 shares authorized, issued and outstanding                     -                   -
Common Stock:
   Common Stock ($.001 par value); 40,000,000 shares authorized,
    5,275,040 shares issued and outstanding                               5                   5
Additional paid-in capital                                           58,808              58,216
Accumulated deficit                                                 (46,704)            (45,846)
                                                                  -----------------------------
Stockholders' equity                                                 12,109              12,375
                                                                  -----------------------------
Total liabilities and stockholders' equity                        $  56,788           $  57,457
                                                                  -----------------------------
                                                                  -----------------------------



                    See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     QUARTER ENDED MARCH 31
                                                                --------------------------------
                                                                     1998               1997
                                                                           (UNAUDITED)
Gross product sales                                             $    13,665         $    13,027
Less: Returns and allowances                                         (3,500)             (4,304)
Less: Discounts                                                        (605)               (448)
                                                                --------------------------------
Net product sales                                                     9,560               8,275
Licensing, publishing and other revenues                                350                 336
                                                                --------------------------------
Net sales                                                             9,910               8,611

Cost of sales and services                                            5,527               3,927
                                                                --------------------------------

Gross profit                                                          4,383               4,684

Other operating expenses:
   Selling, general and administrative                                3,620               4,287
   Merger, restructuring and one-time costs                               -                 923
   Depreciation and amortization                                        495                 440
                                                                --------------------------------
                                                                      4,115               5,650
                                                                --------------------------------
Operating income                                                        268                (966)
Interest income                                                          19                   3
Interest expense                                                       (568)               (599)
Other financing costs                                                   (71)             (1,730)
Equity gain (loss)                                                      170                  (1)
                                                                --------------------------------
Net loss                                                               (182)             (3,293)

Less: Preferred dividend requirement                                   (675)                -
                                                                --------------------------------

Loss applicable to common shares                                $      (857)        $    (3,293)
                                                                --------------------------------
                                                                --------------------------------
Basic and diluted loss per common share                         $     (0.16)        $     (0.64)

Weighted average number of common shares outstanding              5,275,040           5,171,439



                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                     QUARTER ENDED MARCH 31
                                                                  -----------------------------
                                                                     1998               1997
                                                                           (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                          $    (858)          $  (3,293)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Charge to provision for future returns                             1,586                   -
   Charge to provision for doubtful accounts                            -                   250
   Charge to provision for unrecoupable artist balances                 473                 457
   Depreciation and amortization                                        495                 440
   Deferred financing cost amortization                                  70                 827
   Equity (gain) loss from joint venture                               (170)                -
Changes in operating assets and liabilities:
   Accounts receivable                                                1,292                (373)
   Inventories                                                         (163)               (692)
   Artist advances                                                   (1,283)               (651)
   Accounts payable                                                      11              (1,266)
   Accrued liabilities and other                                       (962)                 82
   Reserve for future returns                                        (3,323)               (891)
   Royalties payable                                                    885                 455
   Other                                                                338                 710
                                                                  -----------------------------
Net cash used in operating activities                                (1,609)             (3,945)

INVESTING ACTIVITIES
Cash in escrow                                                          -                (1,750)
Cash paid for acquisition                                              (150)            (26,583)
Purchases of equipment and leasehold improvements                      (229)                (78)
                                                                  -----------------------------
Net cash used in investing activities                                  (379)            (28,411)

FINANCING ACTIVITIES
Net proceeds from revolving line of credit                            1,400               7,806
Proceeds from bank debt                                                 -                25,000
Preferred dividend requirement                                          675                 -
Deferred financing costs, net                                           -                  (459)
Other                                                                   (83)                -
                                                                  -----------------------------
Net cash provided by financing activities                             1,992              32,347
                                                                  -----------------------------

Net increase (decrease) in cash                                           4                  (9)
Cash, beginning of quarter                                               11                  18
                                                                  -----------------------------
Cash, end of quarter                                              $      15           $       9
                                                                  -----------------------------
                                                                  -----------------------------



                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("Commission") regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the seven months ended December 31, 1997 of Platinum Entertainment, Inc. ("Company") included in the Transition Report on Form
10-K filed with the Commission on May 20, 1998. The interim results presented are not necessarily indicative of the results that may be expected for any future quarter or for the year ending December 31, 1998.

2.   BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. Such effect was not dilutive in any of the periods presented herein.

3.   DEBT

On December 12, 1997, the Company entered a Credit Agreement with Bank of Montreal. Under the terms of the Credit Agreement, the Company has $20,000 in bank debt with a three year term, due in quarterly installments beginning June 1, 1998, bearing interest at the bank's base rate plus 1.0% per annum, and a $10,000 available revolving line of credit, due in three years and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum. The Company had drawn $2,200 against the available line of credit as of March 31, 1998. Borrowings under the revolving line of credit are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable and inventory. The Credit Agreement contains certain financial covenants and is secured by substantially all of the Company's assets. Effective March 31, 1998, the Credit Agreement was amended to appoint Harris Trust and Savings Bank as the lender. All other terms remained substantially unchanged.

4.   PREFERRED STOCK

On February 28, 1998, the Series B Convertible Preferred Stock accrued a dividend of $600 and the Series C Convertible Preferred Stock accrued a dividend of $75, which is equal to 12% of the initial cost of the Stocks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere in this filing.

OVERVIEW

     The Company is a full-service music company that produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats. The Company produces recorded music products in the Adult Contemporary, Gospel, Country, Urban/Dance, Classical/Themed Productions and Blues music formats, primarily under its River North Records, CGI Records, Intersound and House of Blues Music Co. labels.

     The Company records revenues for music products when such products are shipped to retailers. In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for future returns is based upon its historical returns, SOUNDSCAN data and the return rate of the Company's third-party distributor, PolyGram Group Distribution, Inc.
It is the Company's policy to inventory all returned product and resell such product at market value.

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

     The Company primarily distributes internationally by means of licensing arrangements. The Company's international licensing arrangements are on a country-by-country basis. Revenues derived from the licensing of recorded masters are calculated as a percentage of retail sales by the licensee net of returns and are recognized by the Company upon notification of retail sales net of returns by the licensee.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of gross revenues, certain items that are included in the Company's statements of operations for the periods reflected below. Operating results for any period are not necessarily indicative of results for any future periods.


                                                                    QUARTER ENDED MARCH 31
                                                     ----------------------------------------------------
                                                            1998                              1997
                                                           (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)
Total gross revenues . . . . . .                     $14,015        100.0%         $13,363         100.0%

Less: Returns and allowances . .                      (3,500)       -25.0%          (4,304)        -32.2%
Less: Discounts. . . . . . . . .                        (605)        -4.3%            (448)         -3.4%
                                                     --------                      --------

Total net revenues . . . . . . .                       9,910         70.7%           8,611          64.4%

Cost of sales and services . . .                       5,527         39.4%           3,927          29.4%
                                                     --------                      --------

Gross profit . . . . . . . . . .                       4,383         31.3%           4,684          35.0%

Other operating expenses:
Selling, general and
  administrative expenses. . . .                       3,620         25.8%           4,287          32.1%
Merger, restructuring and
  one-time costs . . . . . . . .                           -            -              923           6.9%
Depreciation and amortization. .                         495          3.5%             440           3.3%
                                                     --------                      --------
                                                       4,115         29.3%           5,650          42.3%
                                                     --------                      --------
Operating income . . . . . . . .                         268          2.0%            (966)         -7.3%
Interest income. . . . . . . . .                          19          0.1%               3             -
Interest expense . . . . . . . .                        (568)        -4.1%            (599)         -4.5%
Other financing costs. . . . . .                         (71)        -0.5%          (1,730)        -12.9%
Equity gain (loss) . . . . . . .                         170          1.2%              (1)            -
                                                     --------                      --------
Net loss   . . . . . . . . . . .                        (182)        -1.3%          (3,293)        -24.7%
Less: Preferred dividends. . . .                        (675)        -4.8%               -             -
                                                     --------                      --------
Loss applicable to common shares. .                    ($857)        -6.1%         ($3,293)        -24.7%
                                                     --------                      --------
                                                     --------                      --------



GROSS REVENUES

     Gross revenues increased $652,000 or 4.9% for the quarter ended March 31, 1998 compared to the comparable period of the prior year. The Company increased its revenues in all genres, with the exception of Gospel, for which the prior year's first quarter experienced a significant one-time sale of National Baptist's LET'S GO TO CHURCH direct to its member churches. Gospel revenues for the current quarter were flat over the prior year's first quarter exclusive of this one-time sale. Current quarter releases include the Urban compilation BOOTY MIX 3. Current releases also include nine releases on the House of Blues label, including JGB's (formerly the Jerry Garcia Band) WELCOME TO OUR WORLD and Phoebe Snow's I CAN'T COMPLAIN, and numerous Gospel releases, including GMWA's LIVE IN '97 and L.A. Mass Choir's BACK TO THE DRAWING BOARD.

RETURNS AND ALLOWANCES

     Returns and allowances decreased $804,000 or 18.7% for the quarter ended March 31, 1998 compared to the comparable period of the prior year. Returns and allowances for the current quarter as a percentage of gross product sales, less discounts, decreased to 26.8% compared to 34.2% for the first quarter of last year. During the first quarter of the prior year, the Company ceased relations with certain customers who consistently failed to pay on a timely basis, prompting an unusually high returns experience from these customers. Excluding the effect of these customers, the returns and allowances for the prior year's quarter as a percentage of gross product sales, less discounts, was 21.5% compared to 26.8% for the current quarter. The increase in returns and allowances for the current period is due to the recent softness in the music retail market. The Company is working internally as well as with certain of its customers to reduce high volumes of returns in the future.

DISCOUNTS

     Discounts increased $157,000 or 35.0% for the quarter ended March 31, 1998 compared to the comparable period of the prior year. Discounts for the current quarter as a percentage of gross product sales increased slightly to 4.4% compared to 3.4% for the first quarter of last year. This is due to a higher number of new releases in the current period. New releases through normal retail channels typically incur a higher discount than both catalog sales and sales through non-routine retail channels.

COST OF SALES AND SERVICES

     Cost of sales and services increased $1,600,000 or 40.7% for the quarter ended March 31, 1998 compared to the comparable period of the prior year. Cost of sales and services for the current quarter increased to 55.8% of net revenues, compared to 45.6% for the first quarter of last year. This increase is primarily due to significant production costs incurred for future releases, by such artists as Taylor Dayne, The Band and Kansas, for which it is the Company's policy to expense a portion of these costs as incurred. See "Overview." This increase is also due to higher distribution and royalty costs associated with selling the House of Blues product, for which there were nine current quarter releases compared to two for the first quarter of last year.

GROSS PROFIT

     Gross profit decreased $301,000 or 6.4% for the quarter ended March 31, 1998 compared to the comparable period of the prior year. Gross profit decreased to 31.3% of gross revenues for the current quarter compared to 35.0% for the first quarter of last year. This decrease is primarily due to an increase in the Company's historical returns experience during the current quarter and significant production costs incurred on future releases.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $667,000 or 15.6% for the quarter ended March 31, 1998 compared to the comparable period of the prior year. Selling, general and administrative expenses decreased to 25.8% of gross revenues for the current quarter compared to 32.1% for the first quarter of last year. Cost savings can be attributed to management's continued focus on reducing costs throughout the Company's operations, especially in the areas of marketing and promotion.

OPERATING INCOME(LOSS)

     As a result of the factors described above, operating income was $268,000 for the current quarter compared to an operating loss of $966,000 in the first quarter of last year.

INCOME TAXES

     No tax expense or benefit has been recorded through March 31, 1998 due to the Company's net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $33,158,000 at December 31, 1997, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the initial public offering of the Company's Common Stock in March 1996. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

OTHER FINANCING COSTS AND PREFERRED DIVIDENDS

     See "Capital Resources."

LOSS APPLICABLE TO COMMON SHARES

     The loss applicable to common shares for the current quarter totaled $857,000 compared to a loss applicable to common shares of $3,293,000 for the first quarter of last year. The decrease in gross profit and the addition of preferred dividends in the current quarter partially offsets the lack of merger, restructuring and one-time charges experienced by the Company during the first quarter of last year relating to the acquisition of Intersound.

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

SEASONALITY

     The Company's results of operations are subject to seasonal variations. In accordance with industry practice, the Company records revenues for music product when such products are shipped to retailers. The Company has historically experienced a decline in revenues and operating income during December, January and February due to the fact that retailers purchase products from the Company prior to December 1 in anticipation of holiday sales. As a result, sales are traditionally lower during December and the post holiday period. The acquisition of Intersound to some extent mitigates the seasonality of this period due to its history of new releases during January and February.

LIQUIDITY

     The Company's cash balances were $15,000 and $11,000 at March 31, 1998 and December 31, 1997, respectively. Net cash used in operating activities was $1,609,000 for the three months ended March 31, 1998. The uses reflect net cash used to fund artist advances, attributable to releases by such artists as Taylor Dayne, The Band and Kansas, and the impact of product returns as discussed above. The net cash provided by royalties payable arose primarily from the current period sales of albums. Royalties are not paid to the artist until all advances made to the artist have been recouped by the Company. Also, the Company establishes and maintains reserves relative to royalty payments for a period of approximately 18 to 24 months to allow for product returns activity as royalties are not owed on returned product.

     Net cash used in investing activities for the three months ended March 31, 1998 included $229,000 for office equipment and computers and $150,000 for the purchase of a classical music catalog from Fanfare Records.

     Net cash provided by financing activities for the three months ended March 31, 1998 was primarily monies drawn on the Company's line of credit with Harris Trust and Savings Bank. In addition, the first dividends owed the preferred stockholders were accrued during the current quarter. See "Capital Resources."

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

     As a result of the seasonal nature of the business, an advance made in connection with the recently announced distribution agreement with Ichiban Records, scheduled term payment on the Company's bank debt, the funding of future releases and the acquisition of additional catalogs, the Company expects to fully utilize its available line of credit by the end of the second quarter of 1988. While management believes that available cash will be sufficient to meet the Company's capital requirements, there can be no assurrances. Historically, the Company has funded its operations and other activities from a variety of capital sources. Failure to obtain capital on terms favorable to the Company, or at all, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Capital Resources."


CAPITAL RESOURCES

     Pursuant to an Investment Agreement dated October 12, 1997, as amended, on December 12, 1997 the Company issued and sold to certain parties (the "Purchasers"), for aggregate gross consideration of $20,000,000, 20,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase 3,600,000 shares of Common Stock ("Purchaser Warrants"). The Company also issued and sold to a certain affiliate of the Company, for aggregate gross consideration of $2,500,000, 2,500 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrants to purchase 450,000 shares of Common Stock (the "Affiliate Warrants"). The Series B Preferred Stock and the Series C Preferred Stock are collectively referred to as the "Preferred Stock." The values of the Series B and Series C Preferred Stocks are approximately $17,938,000 and $2,242,000, respectively. The values of the Purchaser and Affiliate Warrants are $2,062,000 and $258,000, respectively. These amounts, net of associated costs of approximately $2,128,000, are reflected in additional paid-in capital on the balance sheet.

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

     Convertible debentures in the aggregate principal amount of $5,000,000 that were issued to Intersound in connection with the Intersound Acquisition on January 31, 1997, mature on January 31, 2004 and bear interest at the seven-year Treasury rate plus one percent per annum (6.7% at March 31, 1998) and are convertible, in whole or in part, at any time prior to maturity into the Company's Common Stock at a conversion price of $9.80 per share, subject to adjustment as provided in the debentures.

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

     On December 12, 1997, the Company refinanced the Original Credit Facility with the net proceeds from the issuance of the Preferred Stock and Warrants and an amended credit agreement with BMO (the "Amended Credit Facility"). Under the terms of the Amended Credit Facility, the Company has $20,000,000 in bank debt with a three year term, due in quarterly installments beginning June 1, 1998, bearing interest at the bank's base rate plus 1.0% per annum, and a $10,000,000 available revolving line of credit, due in three years and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum. The Company had drawn $2,200,000 against the available line of credit as of March 31, 1998. Borrowings under the revolving line of credit are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable and inventory. The Amended Credit Facility contains certain financial covenants and is secured by substantially all of the Company's assets. Effective March 31, 1998, the Amended Credit Facility was amended to appoint Harris Trust and Savings Bank as the lender. All other terms remained substantially unchanged.

     The Company issued to BMO a warrant to purchase approximately 259,000 shares of Common Stock at an exercise price of $.01 per share in connection with the Original Credit Facility. The value of the warrants amounted to $1,240,000, which is included in additional paid-in capital. The warrants expire on January 31, 2002.

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

     On December 12, 1998 the Company issued a Warrant to Purchase 50,000 shares of Common Stock in connection with the consummation of Preferred Stock with Warrants Issuance (the "Harnick Warrants"). The exercise price of the Harnick Warrants is $6.25. The Harnick Warrant expires on December 12, 2007.

     On February 25, 1998, the Company issued Warrants to purchase 50,000 shares of Common Stock to GHW & Associates, LLC, (the "GHW Warrant") at an exercise price of $6.25. The Company also issued a Warrant to Purchase 50,000 shares of Common Stock to Andrew B. Lipsher (the "Lipsher Warrant") at an exercise price of $6.25. Both the GHW Warrant and the Lipsher Warrant represent payments for services provided to the Company relative to investor relations and strategic planning. The GHW Warrants and the Lipsher Warrants expire on February 25, 2008.

     Stockholders' equity at March 31, 1998 totaled $12,109,000 compared to $12,375,000 at December 31, 1997. This decrease of $266,000 or 2.2% is due to net losses experienced by the Company during the three months ended March 31, 1998 and additional costs related to the preferred stock with warrants issuance.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

   4.1 Warrant to Purchase 50,000 shares of Common Stock of the Registrant issued to GWH & Associates, LLC, dated February 25, 1998.
   4.2 Warrant to Purchase 50,000 shares of Common Stock of the Registrant issued to Andrew Lipsher, dated February 25, 1998.
  10.1 First Amendment to Credit Agreement dated as of December 12, 1997, among the Registrant, Harris Trust and Savings Bank, as Administrative Agent and the Lenders party thereto, dated March 31, 1998.
  10.2 Revolving Credit Note issued by the Registrant in the principal amount of $10,000,000, dated March 31, 1998.
  10.3 Term Credit Note issued by the Registrant in the principal amount of $20,000,000, dated March 31, 1998.
  10.4 First Amendment to Pledge Agreement dated as of December 12, 1997, among the Registrant, its subsidiaries and Bank of Montreal, dated as of March 31, 1998.
  10.5 First Amendment to Security Agreement and First Amendment to Security Agreement Re: Intellectual Property, each dated as of December 12, 1997, among the Registrant, its subsidiaries and Bank of Montreal, dated March 31, 1998.
  10.6 Second Amendment to Credit Agreement dated as of December 12, 1997, among the Registrant, Harris Trust and Savings Bank, as
         Administrative Agent and the Lenders party thereto, dated May 20, 1998.
  27.    Financial Data Schedule.

B.  Form 8-K.

               On February 26, 1998, a Form 8-K was filed by the Registrant announcing the change in fiscal year of the Registrant from May 31 to a calendar year.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this filing to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 1998.

                                   PLATINUM ENTERTAINMENT, INC.



                              By:  /s/ STEVEN DEVICK
                                   ---------------------------------------------
                                   Steven Devick
                                   Chairman of the Board, President and Chief
                                   Executive Officer


                              By:  /s/ DOUGLAS C. LAUX
                                   ---------------------------------------------
                                   Douglas C. Laux
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)