Form 10-Q/A
period 1997-08-31
PLATINUM ENTERTAINMENT INC
filed 1998-08-14
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q/A

                   Amendment No. 2 to Quarterly Report on Form 10-Q



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


                            Commission File Number 000-27852


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



6,040,166 Shares of Common Stock, par value $.001 per share, at August 14,
1998

The Registrant hereby amends Items 1. and 2. of the Form 10-Q/A Amendment No. 1 filed November 25, 1997 in order to revise certain financial information for the three months ended August 31, 1997 and to make corresponding revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             PLATINUM ENTERTAINMENT, INC.
                              FORM 10-Q/A AMENDMENT NO. 2
                    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997
                                  TABLE OF CONTENTS

                                                                         Page
                                                                         -----

                            Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of August 31, 1997 (Unaudited)
         and May 31, 1997. . . . . . . . . . . . . . . . . . . . . . .    3

         Consolidated Statements of Operations for the three months
         ended August 31, 1997 and 1996 (Unaudited). . . . . . . . . .    5

         Consolidated Statements of Cash Flows for the three months
         ended August 31, 1997 and 1996 (Unaudited). . . . . . . . . .    6

         Notes to Unaudited Consolidation Financial Statements . . . .    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .    9

                             Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .    17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)


                                                         AUGUST 31     MAY 31
                                                            1997        1997

                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash                                                   $       8  $      53
   Cash in escrow                                             1,750      1,750
   Accounts receivable, less allowances of
    $2,982 and $3,291, respectively                          13,778     15,034
   Artist advances                                            2,705      2,444
   Inventories, less allowances of $705
    and $350, respectively                                    5,685      5,416
   Notes receivable                                              50         50
   Other                                                        264      1,018
                                                         ----------------------
Total current assets                                         24,240     25,765

Artist advances, net of current amounts, less
   allowances of $9,886 and $9,745, respectively              3,442      2,297
Equipment and leasehold improvements, net                     1,123      1,185
Music catalog, less accumulated amortization of
   $523 and $327, respectively                               19,081     19,277
Music publishing rights, less accumulated amortization
   of $255 and $203, respectively                             3,572      3,624
Goodwill, less accumulated amortization of $184 and
   $97, respectively                                          5,914      6,001
Equity investment in joint venture                            3,169      3,154
Other                                                         1,100      1,001
                                                          ---------------------
Total assets                                             $   61,641  $  62,304
                                                          ---------------------
                                                          ---------------------

                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           AUGUST 31   MAY 31
                                                             1997       1997
                                                         (UNAUDITED)
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Revolving line of credit                            $  10,000  $   9,706
      Term loan                                              25,000     25,000
      Accounts payable                                        6,150      4,038
      Accrued liabilities and other                           1,997      2,521
      Reserve for future returns                              2,710      2,660
      Royalties payable                                       5,866      5,513
                                                          ---------------------
   Total current liabilities                                 51,723     49,438

   Convertible subordinated debentures                        5,000      5,000


   Stockholders' equity:
   Preferred Stock:
      Preferred Stock ($.001 par value); 10,000,000 shares
      authorized, no shares issued and outstanding
      at August 31 and May 31, 1997, respectively               -          -
   Common Stock:
      Common Stock ($.001 par value); 40,000,000 shares
      authorized, 5,184,474 shares issued and outstanding
      at August 31, 1997 and 5,171,439 shares issued and
      outstanding at May 31, 1997, respectively                   5          5
   Additional paid-in capital                                37,261     37,261
   Accumulated deficit                                      (32,348)   (29,400)
                                                          ---------------------
   Stockholders' equity                                       4,918      7,866
                                                          ---------------------
   Total liabilities and stockholders' equity             $  61,641  $  62,304
                                                          ---------------------
                                                          ---------------------

                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        QUARTER ENDED AUGUST 31
                                                        -----------------------
                                                            1997       1996
                                                                (UNAUDITED)

     Gross product sales                                 $  11,478    $  5,647
     Less: Returns and allowances                           (3,572)     (1,073)
     Less: Discounts                                          (604)       (444)
                                                        -----------------------
     Net product sales                                       7,302       4,130
     Cost of product sales                                   3,926       2,416
                                                        -----------------------
                                                             3,376       1,714

     Gross artist project revenues                           1,290       1,180
     Less:  Allowance for unrecoupable artist advances        (143)       (150)
                                                        -----------------------
     Net artist project revenues                             1,147       1,030
     Licensing, publishing and other revenues                  669         141
                                                        -----------------------
     Net artist project and other revenues                   1,816       1,171
     Cost of artist project and other revenues               1,222       1,229
                                                        -----------------------
                                                               594         (58)
                                                        -----------------------
     Gross profit                                            3,970       1,656
     Other operating expenses:
       Selling, general and administrative                   3,964       2,304
       Merger, restructuring and one-time costs                846        -
       Depreciation and amortization                           485          70
                                                        -----------------------
                                                             5,295       2,374
                                                        -----------------------
     Operating loss                                         (1,325)       (718)
     Interest income                                            21          90
     Interest expense                                       (1,209)         (3)
     Other financing costs                                    (450)       -
     Equity gain                                                15        -
                                                        -----------------------
     Net loss                                            $  (2,948)  $    (631)
                                                        -----------------------
                                                        -----------------------
     Per common share                                    $   (0.57)  $   (0.12)


     Weighted average number of common
     shares outstanding                                  5,174,734   5,063,204

                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT,INC.
CONSOLIDATION STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)


                                                        QUARTER ENDED AUGUST 31
                                                        -----------------------
                                                              1997        1996
                                                                 (UNAUDITED)

OPERATING ACTIVITIES
Net loss                                                 $  (2,948)  $    (631)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Charge to provision for future returns                    400          10
     Charge to provision for co-op advertising                  91         -
     Charge to provision for unrecoupable artist balances      141         150
     Charge to provision for slow-moving inventory             400         -
     Depreciation and amortization                             485          70
     Equity gain from joint venture                            (15)        -
Changes in operating assets and liabilities:
     Accounts receivable                                     1,165      (1,704)
     Inventories                                              (669)       (782)
     Notes receivable                                          -           878
     Artist advances                                        (1,547)     (1,228)
     Accounts payable                                        2,112         154
     Accrued liabilities and other                            (524)       (581)
     Reserve for future returns                               (350)        -
     Royalties payable                                         353         841
     Other                                                    (175)       (199)
                                                        -----------------------
Net cash used in operating activities                       (1,081)     (3,022)

INVESTING ACTIVITIES
Write-off of acquisition costs                                 775         -
Purchases of equipment and leasehold improvements              (33)        (90)
                                                        -----------------------
Net cash provided by (used in) investing activities            742         (90)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                         294         -
Related party borrowings                                       850         -
Related party payments                                        (850)        -
                                                        -----------------------
Net cash provided by financing activities                      294         -
                                                        -----------------------

Net decrease in cash                                           (45)     (3,112)
Cash, beginning of quarter                                      53       8,222
                                                        -----------------------
Cash, end of quarter                                     $       8   $   5,110
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


          During January 1997, the Company acquired substantially all of the assets of Intersound, Inc. ("Intersound"). The Company determined the purchase price allocation for Intersound, as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, the Company determined that the purchase value allocated certain purchased assets exceeded their fair market values by approximately $1,150,000. In addition, further liabilities of approximately $2,350,000, which the Company believes relate to returned products that had been sold prior to the Company's purchase of Intersound, were identified. Had these matters been identified by the Company at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not identified at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations, resulting in a nonrecurring charge to operations of $3,500,000 for the seven months ended December 31, 1997. The Company recorded the portion of these adjustments identified herein during the three month period ended August 31, 1997 (a $400,000 increase to provision for returns and allowances and a $400,000 increase to provision for slow-moving inventory).


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




                                                   QUARTER ENDED AUGUST 31
                                    ------------------------------------------------------
                                      1997                            1996
                                    ------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)

Total gross revenues . . . . . . .    $13,437      100.0%              $6,968       100.0%

Less:  Returns and allowances. . .     (3,572)     -26.6%              (1,073)      -15.4%
Less:  Discounts . . . . . . . . .       (604)      -4.5%                (444)       -6.4%
Less: Allowances for
  unrecoupable
  artist advances. . . . . . . . .       (143)      -1.1%                (150)       -2.2%
                                      ---------                       ---------

Total net revenues . . . . . . . .      9,118       67.8%               5,301        76.0%
Cost of product sales. . . . . . .      3,926       29.2%               2,416        34.7%
Cost of artist projects
  and other revenues . . . . . . .      1,222        9.1%               1,229        17.6%
                                      ---------                       ---------
Total cost of sales and
  services . . . . . . . . . . . .      5,148       38.3%               3,645        52.3%
                                      ---------                       ---------
Gross profit . . . . . . . . . . .      3,970       29.5%               1,656        23.7%

Other operating expenses:
Selling, general and
  administrative expenses. . . . .      3,964       29.5%               2,304        33.1%
Merger, restructuring and
  one-time costs . . . . . . . . .        846        6.3%                  -            -
Depreciation and amortization. . .        485        3.6%                  70         1.0%
                                      ---------                       ---------
Operating loss . . . . . . . . . .     (1,325)      -9.9%                (718)      -10.4%
Interest income. . . . . . . . . .         21        0.2%                  90         1.3%
Interest expense . . . . . . . . .     (1,209)      -9.0%                  (3)          -
Other financing costs. . . . . . .       (450)      -3.3%                  -            -
Equity gain. . . . . . . . . . . .         15        0.1%                  -            -
                                      ---------                       ---------
Net loss . . . . . . . . . . . . .    ($2,948)     -21.9%               ($631)       -9.1%
                                      ---------                       ---------
                                      ---------                       ---------


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

RETURNS AND ALLOWANCES


    Returns and allowances increased $2,499,000 or 232.9% to $3,572,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. Returns and allowances as a percentage of gross product sales, less discounts, increased to 32.8% for the current fiscal quarter from 20.6% for the comparable period of the prior fiscal year. As discussed in the "Overview" above, the Company ascertained additional product returns of $400,000 which the Company believes relate to Intersound prior to the Intersound Acquisition. Had these returns been identified by the Company at the time of purchase or shortly thereafter, such amount would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these returns were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect this amount in its results of operations. Excluding these returns, returns and allowances as a percentage of gross product sales, less discounts, for the three months ended August 31, 1997 is 29.2%. The current period increase is primarily due to increased activity in the Company's direct-to-retail system which historically has experienced higher returns than the Company's third-party distributor.


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

COST OF PRODUCT SALES


    Cost of product sales increased $1,510,000 or 62.5% to $3,926,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. Cost of product sales as a percentage of net product sales decreased to 53.8% for the current fiscal quarter from 58.5% for the comparable period of the prior fiscal year. As discussed in the "Overview" above, the Company ascertained that the purchase value allocated certain assets purchased from Intersound exceeded their fair market values, as disclosed in its balance sheet at May 31, 1997. The Company specifically ascertained certain obsolete inventory ($400,000), which, when recorded, affects cost of product sales. Had this write-down been ascertained by the Company at the time of purchase or shortly thereafter, such amount would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As this write-down was not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding this write-down, cost of product sales as a percentage of net product sales for the three months ended August 31, 1997 is 44.9%. The current period decreased costs are primarily a result of the lower cost of product sales associated with direct to retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.


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

GROSS PROFIT


    Gross profit increased $2,314,000 or 139.7% to $3,970,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year. As a percentage of gross revenues, gross profit increased to 29.5% for the current fiscal quarter from 23.7% for the comparable period of the prior fiscal year. As discussed in the "Overview" above, gross profit includes $800,000 of costs and expenses that the Company believes relate to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, gross profit increased $3,114,000 or 188.0%. The current period increase is primarily a result of the lower cost of product sales associated with direct to retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.


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

OPERATING LOSS


    As a result of the factors described above, an operating loss of $1,325,000 was experienced in the current fiscal quarter compared to $718,000 in the comparable period of the prior fiscal year. As discussed in the "Overview" above, operating loss includes $800,000 of costs and expenses that the Company believes relate to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, the Company experienced an operating loss of $525,000. The current period operating loss includes $846,000 of nonrecurring merger, restructuring and one-time costs as discussed above.


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

NET LOSS


     The net loss for the current fiscal quarter totaled $2,948,000 compared to $631,000 for the comparable period of the prior fiscal year. As discussed in the "Overview" above, net loss includes $800,000 of costs and expenses that the Company believes relate to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, the Company experienced a net loss of $2,148,000 for the current fiscal quarter. The current period increase relates primarily to nonrecurring financing, merger, restructuring and one-time costs of $1,451,000 and interest expense of $1,209,000 related to the Intersound Acquisition, as well as a $415,000 increase in depreciation and amortization related to the acquisitions completed during fiscal 1997, offset by the increase in gross profit as discussed above.


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


    Net cash provided by financing activities for the current fiscal quarter was $294,000 in borrowings under the revolving line of credit under the Existing Credit Facility. Borrowings from the Existing Credit Facility are due in full on October 31, 1997, at which time the Company intends to refinance the borrowings either with the net proceeds from an equity offering or other bank financing, or a combination of such. See "Capital Resources" below for details of this refinancing. The Company must secure additional equity and/or debt financing to refinance the Existing Credit Facility when it matures and to fund its operations. While the Company believes it will be able to secure such financing, there is no assurance it will be obtained on terms acceptable to the Company, if at all. In addition, during the current fiscal quarter, the Company borrowed $600,000 from Steven Devick, an officer and director of the Company, and $250,000 from a party unrelated to the Company, which such unrelated loan was guaranteed by Mr. Devick and Douglas
C. Laux, an officer and director of the Company. Such loans bore interest of 10.0% per annum and were paid in full prior to the end of the quarter.


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


    Stockholders' equity at August 31, 1997 totaled $4,918,000 compared to $7,866,000 at May 31, 1997. As discussed in the "Overview" above, stockholders' equity includes $800,000 of costs and expenses that the Company believes relate to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no stockholders' equity impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations, thus impacting stockholders' equity. Excluding these adjustments, the Company's stockholders' equity would have been $5,718,000 at August 31, 1997. This current period decrease of $2,148,000 or 27.3% is due to current period net losses experienced by the Company during the current fiscal quarter.


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

    The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of August 31, 1997, the Company had outstanding approximately $40 million of total debt and approximately $5 million of stockholders' equity.

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

    27.   Financial Data Schedule.

----------------------------


*  Previously filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Amendment No. 2 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 1998.


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