Form 10-Q/A
period 1997-11-30
PLATINUM ENTERTAINMENT INC
filed 1998-08-14
CIK 883558

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

The Registrant hereby amends Items 1. and 2. of the Form 10-Q filed January 14, 1998 in order to revise certain financial information for the three and six month periods ended November 30, 1997 and to make corresponding revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations.


                             PLATINUM ENTERTAINMENT, INC.
                              FORM 10-Q/A AMENDMENT NO. 1
                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997
                                 TABLE OF CONTENTS


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

Exhibits

PART 1 - FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)



                                                                         PRO FORMA
                                                                          (NOTE 1)
                                                                         NOVEMBER 30   NOVEMBER 30       MAY 31
                                                                            1997          1997             1997
                                                                     (UNAUDITED)   (UNAUDITED)
ASSETS
Current assets:
       Cash                                                             $ 3,694         $ 226           $53
       Cash in escrow, net reserves of $1,750, $1,750 and $-,
         respectively                                                         -             -         1,750
       Accounts receivable, less allowances of $3,312,
         $3,312 and $3,291, respectively                                 19,095        19,095        15,034
       Artist advances                                                    2,791         2,791         2,444
       Inventories, less allowances of $492, $492
         and $350, respectively                                           5,354         5,354         5,416

       Other                                                                788           388         1,068
                                                                      -------------------------------------
Total current assets                                                     31,722        27,854        25,765

Artist advances, net of current amounts, less allowances
       of $10,691, $10,691 and $9,745, respectively                       3,061         3,061         2,297
Equipment and leasehold improvements, net                                 1,069         1,069         1,185
Music catalog, less accumulated amortization of $719,
       $719 and $327, respectively                                       18,885        18,885        19,277
Music publishing rights, less accumulated amortization
       of $298, $298 and $203, respectively                               3,529         3,529         3,624
Goodwill, less accumulated amortization of $302, $302
       and $97, respectively                                              5,796         5,796         6,001
Equity investment in joint venture                                        2,954         2,954         3,154
Deferred financing fees                                                     727             -             -
Other                                                                     1,097         1,097         1,001
                                                                      -------------------------------------
Total assets                                                          $  68,840     $  64,245     $  62,304
                                                                      -------------------------------------
                                                                      -------------------------------------



                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                       PRO FORMA
                                                                        (NOTE 1)
                                                                       NOVEMBER 30    NOVEMBER 30       MAY 31,
                                                                         1997            1997            1997
                                                                      (UNAUDITED)     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                          $     -        $  10,000      $   9,706
     Term loan                                                               -           25,000         25,000
     Related party loans                                                   1,800          1,800            -
     Current portion of long-term bank debt                                2,000            -              -
     Accounts payable                                                      5,440          5,440          4,038
     Accrued liabilities and other                                         4,284          5,403          2,521
     Reserve for future returns                                            3,491          3,491          2,660
     Royalties payable                                                     5,913          5,913          5,513
                                                                       ----------------------------------------
Total current liabilities                                                 22,928         57,047         49,438

Convertible subordinated debentures                                        5,000          5,000          5,000
Bank debt                                                                 18,000            -              -

Stockholders' equity:
Preferred Stock:
     Preferred Stock ($.001 par value); 10,000,000 shares
       authorized, no shares issued and outstanding pro forma
       November 30, November 30 and May 31, 1997, respectively               -              -              -
     Series B Convertible Preferred Stock ($.001 par value);
       20,000 shares issued and outstanding pro forma
       November 30, 1997, no shares issued and
       outstanding November 30 and May 31, 1997, respectively                -              -              -
     Series C Convertible Preferred Stock ($.001 par value);
       2,500 shares issued and outstanding pro forma
       November 30, 1997, no shares issued and
       outstanding November 30 and May 31, 1997, respectively                -              -              -
Common Stock:
     Common Stock ($.001 par value); 40,000,000 shares authorized,
       5,274,403 shares issued and outstanding pro forma November
       30 and November 30, 1997 and 5,171,439 shares issued and
       outstanding May 31, 1997, respectively                                  5              5              5
Additional paid-in capital                                                58,475         37,761         37,261
Accumulated deficit                                                      (35,568)       (35,568)       (29,400)
                                                                       ----------------------------------------
Stockholders' equity                                                      22,912          2,198          7,866
                                                                       ----------------------------------------
Total liabilities and stockholders' equity                             $  68,840      $  64,245      $  62,304
                                                                       ----------------------------------------
                                                                       ----------------------------------------



                                          4
                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                      QUARTER ENDED NOVEMBER 30     SIX MONTHS ENDED NOVEMBER 30
                                                      --------------------------    -----------------------------
                                                           1997           1996           1997             1996
                                                              (UNAUDITED)                     (UNAUDITED)
Gross product sales                                    $   19,676    $    5,962     $   31,356         $  11,609
Less: Returns and allowances                               (3,903)       (1,199)        (7,320)           (2,272)
Less: Discounts                                            (1,561)         (319)        (2,165)             (763)
                                                      --------------------------    -----------------------------
Net product sales                                          14,212         4,444         21,871             8,574
Licensing, publishing and other revenues                      373           355            932               470
                                                      --------------------------    -----------------------------
Net sales                                                  14,585         4,799         22,803             9,044

Cost of sales and services                                  8,051         3,215         12,144             5,804
                                                      --------------------------    -----------------------------

Gross profit                                                6,534         1,584         10,659             3,240

Other operating expenses:
     Selling, general and administrative                    5,269         2,441          9,233             4,745
     Merger, restructuring and one-time costs               1,964           -            2,965               -
     Depreciation and amortization                            515            97          1,000               167
                                                      --------------------------    -----------------------------
                                                            7,748         2,538         13,198             4,912
                                                      --------------------------    -----------------------------
Operating loss                                             (1,214)         (954)        (2,539)           (1,672)
Interest income                                                21            36             42               126
Interest expense                                           (1,450)           (2)        (2,659)               (5)
Other financing costs                                        (363)          -             (813)              -
Equity loss                                                  (215)          -             (200)              -
                                                      --------------------------    -----------------------------
Net loss                                               $   (3,221)   $     (920)    $   (6,169)        $  (1,551)
                                                      --------------------------    -----------------------------
                                                      --------------------------    -----------------------------

Per common share                                       $    (0.61)   $    (0.18)    $    (1.18)       $    (0.30)

Weighted average number of common shares outstanding    5,275,460     5,142,106      5,224,804         5,102,221




                                          5
                    See accompanying notes to financial statements

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)




                                                                 SIX MONTHS ENDED NOVEMBER 30
                                                            -------------------------------------
                                                             PRO FORMA       1997         1996
                                                                1997
                                                            (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                     $  (6,169)   $  (6,169)   $  (1,551)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Charge to provision for future returns                       1,298        1,298          175
    Charge to provision for doubtful accounts                      200          200          -
    Charge to provision for co-op advertising                      221          221          -
    Charge to provision for slow-moving inventory                  400          400          -
    Charge to provision for unrecoupable artist balances           946          946          237
    Depreciation and amortization                                1,000        1,000          167
    Equity loss from joint venture                                 200          200          -
    Write-off of one-time costs                                  2,525        2,525          -
  Changes in operating assets and liabilities:
    Accounts receivable                                         (4,482)      (4,482)      (1,282)
    Inventories                                                   (338)        (338)        (777)
    Notes receivable                                               -            -          1,025
    Artist advances                                             (2,057)      (2,057)      (2,038)
    Accounts payable                                             1,402        1,402         (142)
    Accrued liabilities and other                                1,763        2,882         (801)
    Reserve for future returns                                    (468)        (468)         -
    Royalties payable                                              400          400        2,041
    Other                                                         (707)        (307)        (735)
                                                            -------------------------------------
  Net cash used in operating activities                         (3,866)      (2,347)      (3,681)

INVESTING ACTIVITIES
Investment in joint venture                                        -            -         (3,063)
Prepaid acquisition costs                                          -            -           (259)
Cash paid for acquisition                                          -            -           (100)
Purchases of equipment and leasehold improvements                  (74)         (74)        (166)
                                                            -------------------------------------
Net cash used in investing activities                              (74)         (74)      (3,588)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                             294          294          -
Payments on revolving line of credit                           (10,000)         -            -
Payment of bank term loan                                      (25,000)         -            -
Proceeds from long-term debt                                    20,000          -            -
Related party borrowings                                         2,650        2,650          -
Related party payments                                            (850)        (850)         -
Deferred financing costs                                          (727)         -            -
Proceeds from sale of Common Stock to a related party              500          500          -
Net proceeds from sale of preferred stock and warrants
  to purchase Common Stock                                      20,714          -            -
                                                            -------------------------------------
Net cash provided by financing activities                        7,581        2,594          -
                                                            -------------------------------------

Net increase (decrease) in cash                                  3,641          173       (7,269)
Cash, beginning of period                                           53           53        8,222
                                                            -------------------------------------
Cash, end of period                                          $   3,694    $     226    $     953
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


     At November 30, 1997, the Company had $900 payable to Steven Devick, an officer and director of the Company. In addition, the Company also had $900 payable to a party unrelated to the Company, of which repayment was personally guaranteed by Mr. Devick and Douglas C. Laux, an officer and director of the Company. These loans bore interest at 10.0% per annum and were both fully repaid on December 15, 1997 from the proceeds of the Preferred Stock with Warrants Issuance.

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

     See Notes 1, 3, and 4.

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


     During January 1997, the Company acquired substantially all of the assets of Intersound, Inc. ("Intersound"). The Company determined the purchase price allocation for Intersound, as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, the Company determined that the purchase value allocated certain purchased assets exceeded their fair market values by approximately $1,150,000. In addition, further liabilities of approximately $2,350,000, which the Company believes relate to returned products that had been sold prior to the Company's purchase of Intersound, were identified. Had these matters been identified by the Company at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not identified at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations, resulting in a nonrecurring charge to operations of $3,500,000 for the seven months ended December 31, 1997. The Company recorded the portion of these adjustments identified herein during the three month period ended November 30, 1997 (a $700,000 charge to provision for future returns and a $650,000 charge to provision for unrecoupable artist balances) and the six month period ended November 30, 1997 (a $1,100,000 charge to provision for future returns, a $400,000 charge to provision for slow-moving inventory and a $650,000 charge to provision for unrecoupable artist balances).

     As a result of the acquisition of substantially all the assets of Intersound, the Company incurred significant costs to merge and restructure its business with Intersound. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs and were primarily expensed during fiscal 1997. $39,000 and $265,000 of such costs were expensed during the three and six months ended November 30, 1997, respectively. The restructuring is substantially complete at the end of the second quarter of fiscal 1998. Such restructuring resulted in shifts in the selling and promotion efforts of the Company's Country label and in-house sales department and a change in third-party fulfillment of Platinum Christian Distribution from Riverside Book and Bible House, Inc. to the Company's primary third-party distributor, PolyGram Group Distribution, Inc. ("PGD"). The shift in third-party fulfillment of Platinum Christian Distribution was not fully implemented until September 1, 1997, resulting in negligible revenues for product sales to the Christian bookstore market during the first fiscal quarter of 1998.


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




                                                            THREE MONTHS ENDED
                                                                 NOVEMBER 30,
                                               ------------------------------------------------
                                                  1997                        1996
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)

Total gross revenues . . . . . . . . . .        $20,049    100.0%           $6,317    100.0%

Less: Returns and allowances . . . . . .         (3,903)   -19.5%           (1,199)   -19.0%
Less: Discounts. . . . . . . . . . . . .         (1,561)    -7.8%             (319)    -5.0%
                                               --------                   --------

Total net revenues . . . . . . . . . . .         14,585     72.7%            4,799     76.0%

Cost of sales and services . . . . . . .          8,051     40.2%            3,215     50.9%
                                               --------                   --------

Gross profit . . . . . . . . . . . . . .          6,534     32.5%            1,584     25.1%

Other operating expenses:
Selling, general and
  administrative expenses. . . . . . . .          5,269     26.3%            2,441     38.6%
Merger, restructuring and
  one-time costs . . . . . . . . . . . .          1,964      9.8%              -         -
Depreciation and amortization. . . . . .            515      2.6%               97      1.5%
                                               --------                   --------
                                                  7,748     38.7%            2,538     40.1%
                                               --------                   --------
Operating loss . . . . . . . . . . . . .         (1,214)    -6.2%             (954)   -15.0%
Interest income. . . . . . . . . . . . .             21      0.1%               36      0.6%
Interest expense . . . . . . . . . . . .         (1,450)    -7.2%               (2)      -
Other financing costs. . . . . . . . . .           (363)    -1.8%              -         -
Equity loss. . . . . . . . . . . . . . .           (215)    -1.1%              -         -
                                               --------                   --------
Net loss . . . . . . . . . . . . . . . .        ($3,221)   -16.2%            ($920)   -14.4%
                                               --------                   --------
                                               --------                   --------





                                                             SIX MONTHS ENDED
                                                                NOVEMBER 30,
                                           ------------------------------------------------
                                                  1997                       1996
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)

Total gross revenues . . . . . . . . . .        $32,288    100.0%          $12,079    100.0%

Less: Returns and allowances . . . . . .         (7,320)   -22.7%           (2,272)   -18.8%
Less: Discounts. . . . . . . . . . . . .         (2,165)    -6.7%             (763)    -6.3%
                                               --------                   --------

Total net revenues . . . . . . . . . . .         22,803     70.6%            9,044     74.9%

Cost of sales and services . . . . . . .         12,144     37.6%            5,804     48.1%
                                               --------                   --------

Gross profit . . . . . . . . . . . . . .         10,659     33.0%            3,240     26.8%

Other operating expenses:
Selling, general and
  administrative expenses. . . . . . . .          9,233     28.6%            4,745     39.3%
Merger, restructuring and
  one-time costs . . . . . . . . . . . .          2,965      9.2%              -         -
Depreciation and amortization. . . . . .          1,000      3.1%              167      1.4%
                                               --------                   --------
                                                 13,198     40.9%            4,912     40.7%
                                               --------                   --------
Operating loss . . . . . . . . . . . . .         (2,539)    -7.9%           (1,672)   -13.9%
Interest income. . . . . . . . . . . . .             42      0.1%              126      1.0%
Interest expense . . . . . . . . . . . .         (2,659)    -8.2%               (5)      -
Other financing costs. . . . . . . . . .           (813)    -2.5%              -         -
Equity loss. . . . . . . . . . . . . . .           (200)    -0.6%              -         -
                                               --------                   --------
Net loss . . . . . . . . . . . . . . . .        ($6,169)   -19.1%          ($1,551)   -12.9%
                                               --------                   --------
                                               --------                   --------




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


RETURNS AND ALLOWANCES


     Returns and allowances increased $2,704,000 or 225.5% to $3,903,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $5,048,000 or 222.2% to $7,320,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. Returns and allowances as a percentage of gross product sales, less discounts, remained relatively unchanged at 21.5% for the current fiscal quarter from 21.2% for the comparable period of the prior fiscal year, and increased to 25.1% for the six months ended November 30, 1997 from 20.9% for the comparable period of the prior fiscal year. As discussed in the "Overview" above, the Company ascertained additional product returns of $700,000 and $1,100,000 during the three and six months ended November 30, 1997, respectively, which the Company believes relate to Intersound prior to the Intersound Acquisition. Had these returns been identified by the Company at the time of purchase or shortly thereafter, such amount would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these returns were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect this amount in its results of operations. Excluding these returns, returns and allowances as a percentage of gross product sales, less discounts, for the three and six months ended November 30, 1997 are 17.7% and 21.3%, respectively. The current period decrease in the current fiscal quarter is primarily due to unusually high returns in the prior year second quarter as a result of a weakened music retail market at that time.


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

COST OF SALES AND SERVICES


     Cost of sales and services increased $4,836,000 or 150.4% to $8,051,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $6,340,000 or 109.2% to $12,144,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. Cost of sales and services as a percentage of gross revenues decreased to 40.2% for the current fiscal quarter from 50.9% for the comparable period of the prior fiscal year, and decreased to 37.6% for the six months ended November 30, 1997 from 48.1% for the comparable period of the prior fiscal year. As discussed in the "Overview" above, the Company ascertained that the purchase value allocated certain assets purchased from Intersound exceeded their fair market values, as disclosed in its balance sheet at May 31, 1997. The Company specifically ascertained certain unrecoupable artist balances ($650,000 during the three months ended November 30, 1997) and obsolete inventory ($400,000 during the three months ended
August 31, 1997), which, when recorded, affects cost of sales and services.
Had these write-downs been ascertained by the Company at the time of purchase or shortly thereafter, such amounts would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these write-downs were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these write-downs, cost of sales and services as a percentage of gross revenues for the three and six months ended November 30, 1997 are 36.9% and 34.4%, respectively. The current period decreased costs are primarily a result of the lower cost of product sales associated with direct-to-retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.


GROSS PROFIT


     Gross profit increased $4,950,000 or 312.5% to $6,534,000 for the current fiscal quarter compared to the comparable period of the prior fiscal year, and increased $7,419,000 or 229.0% to $10,659,000 for the six months ended November 30, 1997 compared to the comparable period of the prior fiscal year. As a percentage of gross revenues, gross profit increased to 32.5% for the current fiscal quarter from 25.1% for the comparable period of the prior fiscal year, and increased to 33.0% for the six months ended November 30, 1997 from 26.8% for the comparable period of the prior fiscal year. As discussed in the "Overview" above, gross profit includes $1,350,000 and $2,150,000 of costs and expenses for the three and six months ended November
30, 1997, respectively, that the Company believes relate to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, gross profit increased $6,300,000 or 397.7% and $9,569,000 or 295.3% for the three and six months ended November 30, 1997, respectively, compared to the comparable periods of the prior fiscal year. The current period increase is primarily a result of the lower cost of product sales associated with direct-to-retail activity, which is generally subject to lower royalty costs and does not incur a third-party distribution fee. In addition, the Company is experiencing manufacturing cost savings due to volume discounts as a result of the acquisitions completed during fiscal 1997.

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


OPERATING LOSS

     As a result of the factors described above, an operating loss of $1,214,000 was experienced in the current fiscal quarter compared to an operating loss of $954,000 in the comparable period of the prior fiscal year, and an operating loss of $2,539,000 was experienced during the six months ended November 30, 1997 compared to an operating loss of $1,672,000 for the comparable period of the prior fiscal year. As discussed in the "Overview" above, operating loss includes $1,350,000 and $2,150,000 of costs and expenses for the three and six months ended November 30, 1997, respectively, that the Company believe relate to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, the Company experienced operating income of $136,000 and an operating loss of $389,000 for the three and six months ended November 30, 1997, respectively. The current periods includes $1,964,000 and $2,965,000 for the three and six months ended November 30, 1997, respectively, of nonrecurring merger, restructuring and one-time costs as discussed above.


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

NET LOSS



     The net loss for the current fiscal quarter totaled $3,221,000 compared to a net loss of $920,000 for the comparable period of the prior fiscal year, and totaled $6,169,000 for the six months ended November 30, 1997 compared to a net loss of $1,551,000 for the comparable period of the prior fiscal year. As discussed in the "Overview" above, net loss includes $1,350,000 and $2,150,000 of costs and expenses for the three and six months ended November 30, 1997, respectively, that the Company believes relate to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent income statement impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations. Excluding these adjustments, the Company experienced a net loss of $1,871,000 and a net loss of $4,019,000 for the three and six months ended November 30, 1997, respectively. The current period increased net loss relates primarily to non-recurring financing, merger, restructuring and one-time costs ($2,327,000 and $3,778,000 for the three and six months ended November 30, 1997, respectively) and interest expense ($1,405,000 and $2,659,000 for the three and six months ended November 30, 1997, respectively) related to the Intersound Acquisition, as well as an increase in depreciation and amortization related to the acquisitions completed during fiscal 1997, offset by the increase in gross profit as discussed above.


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

LIQUIDITY


     The Company's cash balances were $226,000 and $53,000 at November 30 and May 31, 1997, respectively. Assuming the Preferred Stock with Warrants Issuance and bank refinancing that occurred on December 12,1997 had occurred on November 30, 1997, the Company's cash balance would have been $3,694,000. See Note 1 to the Consolidated Financial Statements. Net cash used in operating activities was $3,866,000 for the six months ended November 30, 1997. The uses primarily reflect net cash used to fund accounts receivable of $4,482,000 and artist advances of $2,057,000, attributable to releases by such artists as Peter Cetera, The Bellamy Brothers and George Clinton, several Blues compilations, and scheduled future releases including Kansas, Phoebe Snow, and numerous Gospel albums, by artists including Bronx Mass Choir and Terri Carroll. The net uses were offset primarily by increases in accounts payable and accrued and other liabilities funding of $1,402,000 and $2,882,000, respectively, and a $2,525,000 write-off of one-time costs. See "Results of Operations - Merger, Restructuring and One-Time Costs."

     Net cash provided by financing activities for the six months ended November 30, 1997 was $500,000 from the sale of shares of Common Stock to a director of the Company and $294,000 in borrowings under the revolving line of credit under the Original Credit Facility. The Original Credit Facility was refinanced subsequent to November 30, 1997. The Company borrowed $1,500,000 from Mr. Devick during the six months ended November 30, 1997; $600,000 was repaid by the Company during the same time period. In addition, the Company borrowed $1,150,000 from a party unrelated to the Company during the six months ended November 30, 1997, of which repayment was personally guaranteed by Mr. Devick and Mr. Laux; $250,000 was repaid by the Company during the same time period. Such loans bore interest at 10.0% per annum. See "Capital Resources." In addition, the Company sold equity securities for net proceeds of $20,714,000 subsequent to November 30, 1997. See "Significant Matters" and "Capital Resources." Assuming the Preferred Stock with Warrants Issuance and bank refinancing that occurred on December 12,1997 had occurred on November 30, 1997, the Company's net cash provided by financing activities for the six months ended November 30, 1997 would have been $5,781,000. See Note 1 to the Consolidated Financial Statements.


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

     At November 30, 1997, the Company had $900,000 payable to Mr. Devick. In addition, the Company also had $900,000 payable to a party unrelated to the Company, of which repayment was personally guaranteed by Mr. Devick and Mr. Laux. These loans bore interest at 10.0% per annum and were both fully repaid on December 15, 1997 from the proceeds of the Preferred Stock with Warrants Issuance.


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



     Stockholders' equity at November 30, 1997 totaled $2,198,000 compared to $7,866,000 at May 31, 1997. This decrease of $5,668,000 or 72.1% is due to net losses experienced by the Company during the six months ended November 30, 1997 offset by an equity sale of $500,000 to a director of the Company. Assuming the equity sale and bank refinancing that occurred on December 12, 1997 had occurred on November 30, 1997, the Company's stockholders' equity at November 30, 1997 would have been $22,912,000. See Note 1 to the Consolidated Financial Statements. As discussed in the "Overview" above, stockholders' equity includes $2,150,000 of costs and expenses that the Company believes relate to Intersound prior to the Company's purchase. Had these matters been ascertained by the Company at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no stockholders' equity impact. As these matters were not ascertained at the time of purchase or shortly thereafter, the Company is required to reflect these amounts in its results of operations, thus impacting stockholders' equity. Excluding these adjustments, the Company's stockholders' equity would have been $4,348,000 at November 30, 1997. Assuming the equity sale and bank refinancing that occurred on December 12, 1997 had occurred on November 30, 1997, the Company's stockholders' equity at November 30, 1997 would have been $25,062,000. See Note 1 to the Consolidated Financial Statements.


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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

    *3.1 Third Amended and Restated Certificate of Incorporation of the Registrant, as amended.
    *3.2  Amended and Restated By-laws of the Registrant, as amended.
    *4.1 Warrant to Purchase 315,000 Shares of Common Stock of the Registrant issued to Platinum Venture Partners II, L.P., as nominee, dated December 12, 1997.
    *4.2 Warrant to Purchase 135,000 Shares of Common Stock of the Registrant issued to Platinum Venture Partners II, L.P., as nominee, dated December 12, 1997.
    *4.3 Warrant to Purchase 1,800,000 Shares of Common Stock of the Registrant issued to SK-Palladin Partners, LP, dated December 12, 1997.
    *4.4 Warrant to Purchase 1,800,000 Shares of Common Stock of the Registrant issued to MAC Music LLC, dated December 12, 1997.
    *4.5 Warrant to Purchase 50,000 Shares of Common Stock of the Registrant issued to Carl D. Harnick, dated December 12, 1997.
    *4.6 Registration Rights Agreement, dated December 12, 1997, between the Registrant and Platinum Venture Partners I, L.P and Platinum Venture Partners II, L.P.
    *4.7 Registration Rights Agreement, dated December 12, 1997, between the Registrant and Carl D. Harnick.
    *10.1 Platinum Entertainment, Inc. 1997 Employee Stock Purchase Plan, effective June 1, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement filed with the Commission December 2, 1997 (the "1997 Annual Meeting of Stockholders Proxy Statement").

     *10.2 Platinum Entertainment, Inc. 1995 Directors' Stock Option Plan, as amended and restated as of October 1, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     *10.3 Investment Agreement among the Company, MAC Music LLC and SK-Palladin Partners, LP dated as of October 12, 1997 (the "Investment Agreement"), is herein incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed with the Commission October 14, 1997.
     *10.4 Amendment to the Investment Agreement dated October 28, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     *10.5 Amendment to the Investment Agreement dated October 30, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     *10.6 Amendment to the Investment Agreement dated November 26, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.
     *10.7 Stock and Warrant Purchase Agreement, dated December 12, 1997 between the Registrant and Platinum Venture Partners II, L.P., as nominee.
     *10.8 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Steven Devick dated June 1, 1997.
     *10.9 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Douglas C. Laux dated June 1, 1997.
     *10.10 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Thomas R. Leavens dated June 1, 1997.
     *10.11 Credit Agreement, dated as December 12, 1997, among the Registrant, Intersound, Inc. and the Banks who are or may become parties thereto, and exhibits and schedules thereto.
     *10.12 Term Credit Note, dated December 12, 1997, issued by the Registrant in the principal amount of $20,000,000.
     *10.13 Revolving Credit Note, dated December 12, 1997, issued by the Registrant in the principal amount of $10,000,000.
     *10.14 Security Agreement, dated December 12, 1997, among the Registrant, its subsidiaries and Bank of Montreal and the Banks who are or may become parties thereto, and schedules thereto.
     *10.15 Security Agreement re: Intellectual Property, dated as of December 12, 1997, among the Registrant, its subsidiaries and the Bank of Montreal and the Banks who are or may become parties thereto, and schedules thereto.
     *10.16 Pledge Agreement, dated December 12, 1997, among the Registrant, its subsidiaries and the Bank of Montreal and the Banks who are or may become parties thereto.
     27.       Financial Data Schedule.

*  Previously filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 1998.

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