Form 10-K/A
period 1997-12-31
PLATINUM ENTERTAINMENT INC
filed 1998-08-14
CIK 883558

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-K/A
                                  AMENDMENT NO. 1 TO
                                 TRANSITION REPORT ON
                                     FORM 10-K


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $7.438 on August 12, 1998, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $35,615,000.


     The number of shares outstanding of the registrant's Common Stock, par value $.001, as of August 12, 1998 was 6,040,166.


                        DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the following documents are incorporated by reference into this report:
                                       None.

     The Registrant hereby amends the Form 10-K filed May 20, 1998 in order to revise items 7., 8. and 13. for the seven months ended December 31, 1997.


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

     Net cash provided by financing activities for the seven months ended December 31, 1997 was $6,409,000. Such activities include the refinancing of the Company's line of credit and short-term loan with BMO with the net proceeds from the sale of preferred stock with warrants and a new line of credit and three year term loan with BMO. See "Capital Resources." In addition, the Company sold shares of its Common Stock to a director of the Company for proceeds of $500,000. In addition, during the seven months ended December 31, 1997, the Company borrowed $1,500,000 from Steven Devick, an officer and director of the Company, and $1,150,000 from a party unrelated to the Company, which such unrelated loan was guaranteed by Mr. Devick and Douglas C. Laux, an officer and director of the Company. Such loans bore interest of 10.0% per annum and were repaid in full prior to December 31, 1997. Interest accrued and paid on these loans during the seven months ended December 31, 1997 approximated $34,000.

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

/s/   ERNST & YOUNG LLP


Chicago, Illinois
May 20, 1998,
except for Note 9, as to which
the date is July 31, 1998

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

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                                                         MAY 31
                                                                          DECEMBER 31      ------------------------------
                                                                              1997                 1997           1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                                                $   20,800           $   9,706       $      -
  Term loan                                                                        -              25,000
  Accounts payable                                                             4,256               4,038            997
  Accrued liabilities and other                                                3,423               2,521          2,104
  Reserve for future returns                                                   6,301               2,660            800
  Royalties payable                                                            5,302               5,513          1,428
                                                                          ----------------------------------------------
Total current liabilities                                                     40,082              49,438          5,329

Convertible subordinated debentures                                            5,000               5,000              -
                                                                          ----------------------------------------------
Total liabilities                                                             45,082              54,438          5,329

Stockholders' equity:
Preferred Stock:
  Preferred Stock ($.001 par value); 10,000,000 shares authorized,
     no shares issued and outstanding                                              -                   -              -
  Series B Convertible Preferred Stock ($.001 par value);
     20,000 shares authorized, issued and outstanding December 31,
     1997, no shares authorized, issued and outstanding May 31,
     1997 and May 31, 1996, respectively                                           -                   -              -
  Series C Convertible Preferred Stock ($.001 par value);
     2,500 shares authorized, issued and outstanding December 31,
     1997, no shares authorized, issued and outstanding May 31,
     1997 and May 31, 1996, respectively                                           -                   -              -
  Common Stock:
     Common Stock ($.001 par value); 40,000,000 shares authorized,
     5,275,040, 5,171,439 and 5,063,207 shares issued and outstanding
     December 31, 1997, May 31, 1997 and May 31, 1996, respectively                5                   5              5
  Additional paid-in capital                                                  58,216              37,261         35,254
  Accumulated deficit                                                        (45,846)            (29,400)       (20,044)
                                                                          ----------------------------------------------
  Stockholders' equity                                                        12,375               7,866         15,215
                                                                          ----------------------------------------------
  Total liabilities and stockholders' equity                              $   57,457           $  62,304       $ 20,544
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

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                              SEVEN MONTHS ENDED
                                                                  DECEMBER 31            TWELVE MONTHS ENDED MAY 31
                                                             ----------------------   ---------------------------------
                                                                1997        1996         1997        1996       1995
                                                                         (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                     $ (16,446)   $ (2,265)   $ (9,354)   $ (4,627)   $ (9,523)
Adjustments to reconcile net loss to net cash used in
 continuing operating activities:
   Provision for doubtful accounts                                 688         -           300          43           -
   Charge to provision for future returns                        4,246         -           277         572         513
   Charge to provision for co-op advertising                       362         -            79          83          92
   Charge to provision for slow-moving inventory                   500         -           -           100         -
   Charge to provision for unrecoupable artist balances          3,136         308       2,039       3,067       1,128
   Depreciation and amortization                                 1,062         199         973         156         133
   Common Stock issued in lieu of compensation                     -           -           -           227         -
   Amortization of loan discount                                   -           -         1,240         -           -
   Deferred financing costs                                          9         -           -           -           -
   Equity (gain) loss from joint venture                           686         -           (48)        -           -
   Write-off of one-time costs                                   2,525         -           -           -           -
Changes in operating assets and liabilities:
   Accounts receivable                                          (1,152)     (1,115)     (2,753)     (1,927)       (189)
   Inventories                                                     (81)       (737)     (1,447)       (186)       (892)
   Notes receivable                                                -         1,025       1,148      (1,402)        (23)
   Artist advances                                                (906)     (2,301)     (2,149)     (4,466)     (3,197)
   Accounts payable                                                218          (5)       (431)       (822)      1,122
   Accrued liabilities and other                                   902      (1,145)       (591)      1,234         668
   Reserve for future returns                                     (605)        (43)     (1,044)       (425)        -
   Royalties payable                                              (211)      2,228       1,405         141         557
   Other                                                        (1,268)       (895)       (217)       (523)       (129)
                                                             ----------------------   ---------------------------------
Net cash used in continuing operating activities                (6,335)     (4,746)    (10,573)     (8,755)     (9,740)
Discontinued operations:
   Depreciation and amortization                                   -           -           -           -           539
   Loss on disposal                                                -           -           -           226       2,611
   Change in net liabilities                                       -           -           -        (1,237)        -
                                                             ----------------------   ---------------------------------
Net cash used in discontinued operating activities                 -           -           -        (1,011)      3,150
                                                             ----------------------   ---------------------------------
Net cash used in operating activities                           (6,335)     (4,746)    (10,573)     (9,766)     (6,590)

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                   -          (100)    (24,026)        -           -
Prepaid acquisition costs                                          -          (124)        -           -           -
Investment in joint venture                                        -        (3,063)     (3,063)        -           -
Cash in escrow                                                     -           -        (1,750)        -           -
Purchases of equipment and leasehold improvements                 (116)       (171)       (307)       (574)       (238)
                                                             ----------------------   ---------------------------------
Net cash used in investing activities                             (116)     (3,458)    (29,146)       (574)       (238)

FINANCING ACTIVITIES
Net proceeds from (payment of) related parties                     -           -           -          (537)        537
Payment of note payable to related party                           -           -           -           -          (944)
Related party borrowings                                         2,650         -           -           -           -
Related party payments                                          (2,650)        -           -           -           -
Net proceeds from (payment of) revolving lines of credit        (8,906)        -         7,106      (3,000)      3,000
Net proceeds from bank term loans                               20,000         -        25,000         -         4,500
Payment of bank term loans                                     (25,000)        -           -        (4,500)     (4,000)
Payment of long-term debt                                          -           -           -           -        (1,140)
Net proceeds from initial public offering                          -           -           -        30,956         -
Net proceeds from exercise of stock options                        -           -           -            56         -
Net proceeds from issuance of Redeemable Preferred Stock           -           -           -           -         4,953
Redemption of Redeemable Preferred Stock                           -           -           -        (4,500)        -
Proceeds from sale of Common Stock to a related party              500         -           -           -           -
Net proceeds from sale of preferred stock with warrants         20,455         -           -           -           -
Deferred financing costs                                          (640)        -          (556)        -           -
                                                             ----------------------   ---------------------------------
Net cash provided by financing activities                        6,409         -        31,550      18,475       6,906
                                                             ----------------------   ---------------------------------

Net Increase (decrease) in cash                                    (42)     (8,204)     (8,169)      8,135          78
Cash and cash equivalents, beginning of period                      53       8,222       8,222          87           9
                                                             ----------------------   ---------------------------------
Cash and cash equivalents, end of period                     $      11    $     18    $     53     $ 8,222    $     87
                                                             ----------------------   ---------------------------------
                                                             ----------------------   ---------------------------------


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

On July 31, 1998, the Company replaced the Amended Credit Facility with a $35,000 revolving line of credit from First Source Financial, Inc. ("New Credit Facility"). The New Credit Facility has a five year term, bears interest at the bank's base rate plus 0.75% per annum and includes a LIBOR option of LIBOR + 2.75%. Borrowings under the New Credit Facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. The New Credit Facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of the Company's assets. The effects of this refinancing have been reflected in the balance sheet at December 31, 1997.

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

The Company borrowed and repaid in full $1,500 from an officer and director of the Company during the seven months ended December 31, 1997. In addition, the Company borrowed and repaid in full $1,150 from a party unrelated to the Company during the seven months ended December 31, 1997, of which repayment was guaranteed by certain officers and directors of the Company. Both amounts bore interest of 10.0% per annum. Interest accrued and paid on these loans during the seven months ended December 31, 1997 approximated $34.

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

The Company borrowed $1,500,000 from Steven Devick, an officer and director of the Company, during the seven months ended December 31, 1997. The Company also borrowed $1,150,000 from a party unrelated to the Company, of which repayment was guaranteed by Mr. Devick and Douglas C. Laux, an officer and director of the Company. Such loans bore interest of 10.0% per annum and were repaid in full prior to December 31, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

1. All financial statement schedules are omitted because such schedules are not required or the information required has been presented in the financial statements included in this filing.

2. The following exhibits are filed with this Report or incorporated by reference as set forth below.



Exhibit
Number
------

*3.1 Third Amended and Restated Certificate of Incorporation of the Registrant, as amended, is herein incorporated by reference to the Form 10-Q for the quarterly period ended November 30, 1997 filed with the Commission on January 14, 1998 ("November 30, 1997 10-Q").

*3.2 Amended and Restated By-laws of the Registrant, as amended, is herein incorporated by reference to the November 30, 1997 10-Q.

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

*10.1 Fourth Amendment to Amended and Restated Credit Agreement dated as of August 29, 1997 among Platinum Entertainment, Inc., Bank of Montreal, individually and as Agent, PPM America Special Investments Fund L.P. and FC CBO Limited and the Guarantors' Consent attached thereto, is herein incorporated by reference to the Form 10-Q for the quarterly period ended August 31, 1997 filed with the Commission on October 14, 1997 ("August 31, 1997 10-Q").

*10.2 Employment Agreement dated June 1, 1997 between the Company and Steven Devick, is herein incorporated by reference to the August 31, 1997 10-Q.

*10.3 Employment Agreement dated June 1, 1997 between the Company and Douglas C. Laux, is herein incorporated by reference to the August 31, 1997 10-Q.

*10.4 Employment Agreement dated June 1, 1997 between the Company and Thomas R. Leavens, is herein incorporated by reference to the August 31, 1997 10-Q.

*10.5 Employment Agreement dated June 1, 1997 between the Company and Lynne Hoffman-Engel, is herein incorporated by reference to the August 31, 1997 10-Q.

*10.6 Investment Agreement dated October 12, 1997 among the Company, MAC Music LLC and SK-Palladin Partners, is herein incorporated by reference to the August 31, 1997 10-Q.

*10.7 Platinum Entertainment, Inc. 1997 Employee Stock Purchase Plan, effective June 1, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement filed with the Commission December 2, 1997 (the "1997 Annual Meeting of Stockholders Proxy Statement").

*10.8 Platinum Entertainment, Inc. 1995 Directors' Stock Option Plan, as amended and restated as of October 1, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.

*10.9 Amendment to the Investment Agreement dated October 28, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.

*10.10 Amendment to the Investment Agreement dated October 30, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.

*10.11 Amendment to the Investment Agreement dated November 26, 1997, is herein incorporated by reference to the 1997 Annual Meeting of Stockholders Proxy Statement.

*10.11 Stock and Warrant Purchase Agreement, dated December 12, 1997 between the Registrant and Platinum Venture Partners II, L.P., as nominee, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.12 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Steven Devick dated June 1, 1997, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.13 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Douglas C. Laux dated June 1, 1997, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.14 Amendment No. 1 dated as of December 12, 1997 to Employment Agreement between the Registrant and Thomas R. Leavens dated June 1, 1997, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.15 Credit Agreement, dated as December 12, 1997, among the Registrant,
       Intersound, Inc. and the Banks who are or may become parties thereto, and exhibits and schedules thereto, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.16 Term Credit Note, dated December 12, 1997, issued by the Registrant in the principal amount of $20,000,000, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.17 Revolving Credit Note, dated December 12, 1997, issued by the
       Registrant in the principal amount of $10,000,000, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.18 Security Agreement, dated December 12, 1997, among the Registrant, its subsidiaries and Bank of Montreal and the Banks who are or may become parties thereto, and schedules thereto, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.19 Security Agreement re:  Intellectual Property, dated as of December
       12, 1997, among the Registrant, its subsidiaries and the Bank of Montreal and the Banks who are or may become parties thereto, and schedules thereto, is herein incorporated by reference to the November 30, 1997 10-Q.

*10.20 Pledge Agreement, dated December 12, 1997, among the Registrant, its subsidiaries and the Bank of Montreal and the Banks who are or may become parties thereto, is herein incorporated by reference to the November 30, 1997 10-Q.

23.    Consents of Experts and Counsel.

*27.   Financial Data Schedule.

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