Form 10-Q
period 1998-06-30
PLATINUM ENTERTAINMENT INC
filed 1998-08-14
CIK 883558

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

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

       6,040,166  Common Stock, par value $.001 per share, at August 14, 1998

                            PLATINUM ENTERTAINMENT, INC.
                                     FORM 10-Q
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                 TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----

                            Part I - FINANCIAL INFORMATION
Item 1.   Consolidated Balance Sheets June 30, 1998 (Unaudited) and
          December 31, 1997                                                            3

          Consolidated Statements of Operations for the three and six months
          ended June 30, 1998 and 1997 (Unaudited)                                     5

          Consolidated Statements of Cash Flows for the six months ended June
          30, 1998 and 1997 (Unaudited)                                                6

          Notes to Unaudited Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        9


                            Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                           16

Item 2.   Changes in Securities and Use of Proceeds                                   17

Item 6.   Exhibits and Reports on Form 8-K                                            17

Signatures                                                                            18

Exhibits

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)


                                                         JUNE 30     DECEMBER 31
                                                           1998          1997
                                                         (UNAUDITED)
ASSETS
 Current assets:
   Cash                                                    $   277     $    11
   Accounts receivable, less allowances of
     $3,375 and $3,912, respectively                        15,667      15,147
   Artist advances                                           3,115       2,510
   Inventories, less allowances of $512
     and $590, respectively                                  5,722       4,997
   Due from related parties                                  1,350           -
   Other                                                     1,326         948
                                                          --------------------
 Total current assets                                       27,457      23,613

 Artist advances, net of current amounts, less
   allowances of $14,289 and $12,936, respectively             921           -
 Equipment and leasehold improvements, net                   1,623       1,079
 Music catalog, less accumulated amortization of
   $1,176 and $784, respectively                            18,428      18,820
 Music publishing rights, less accumulated amortization
   of $397 and $308, respectively                            3,580       3,519
 Goodwill, less accumulated amortization of $366
   and $244, respectively                                    5,732       5,854
 Equity investment in joint venture                          2,439       2,468
 Deferred financing fees, net                                  528         631
 Other                                                       1,898       1,473
                                                          --------------------
 Total assets                                              $62,606    $ 57,457
                                                          --------------------
                                                          --------------------

                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         JUNE 30     DECEMBER 31
                                                           1998          1997
                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Revolving line of credit                             $28,907       $ 20,800
     Accounts payable                                       4,323          4,256
     Accrued liabilities and other                          2,262          3,423
     Reserve for future returns                             3,600          6,301
     Royalties payable                                      6,722          5,302
                                                          ----------------------
Total current liabilities                                  45,814         40,082

Convertible subordinated debentures                           -            5,000
                                                          ----------------------
Total liabilities                                          45,814         45,082

Stockholders' equity:
Preferred Stock:
  Preferred Stock ($.001 par value); 10,000,000 shares
    authorized, no shares issued and outstanding                -              -
  Series B Convertible Preferred Stock ($.001 par value);
    20,000 shares authorized, issued and outstanding            -              -
  Series C Convertible Preferred Stock ($.001 par value);
    2,500 shares authorized, issued and outstanding             -              -
Common Stock:
  Common Stock ($.001 par value); 40,000,000 shares
    authorized, 5,987,111 and 5,275,040 shares issued
    and outstanding, respectively                               6              5
Additional paid-in capital                                 65,860         58,216
Accumulated deficit                                       (49,074)       (45,846)
                                                          ----------------------
Stockholders' equity                                       16,792         12,375
                                                          ----------------------
Total liabilities and stockholders' equity               $ 62,606       $ 57,457
                                                          ----------------------
                                                          ----------------------



                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           QUARTER ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                           ---------------------        -----------------------
                                                            1998           1997           1998           1997
                                                                (UNAUDITED)                   (UNAUDITED)
Gross product sales                                       $12,942        $14,947        $26,607        $27,974
Less: Returns and allowances                               (3,727)        (4,865)        (7,229)        (9,169)
Less: Discounts                                              (603)          (814)        (1,208)        (1,262)
                                                        ------------------------      ------------------------
Net product sales                                           8,612          9,268         18,170         17,543
Licensing, publishing and other revenues                      976            638          1,326            974
                                                        ------------------------      ------------------------
Net sales                                                   9,588          9,906         19,496         18,517
Cost of sales and services                                  5,436          5,235         10,963          9,162
                                                        ------------------------      ------------------------
Gross profit                                                4,152          4,671          8,533          9,355
Other operating expenses:
     Selling, general and administrative                    4,820          4,462          8,440          8,749
     Merger, restructuring and one-time costs                 -            1,336            -            2,259
     Depreciation and amortization                            410            487            906            927
                                                        ------------------------      ------------------------
                                                            5,230          6,285          9,346         11,935
                                                        ------------------------      ------------------------
Operating loss                                             (1,078)        (1,614)          (813)        (2,580)
Interest income                                                22             22             41             25
Interest expense                                             (695)        (1,136)        (1,263)        (1,735)
Other financing costs                                         275         (1,903)           205         (3,633)
Equity gain (loss)                                           (199)            50            (28)            49
                                                        ------------------------      ------------------------
Net loss                                                   (1,675)        (4,581)        (1,858)        (7,874)
Less: Preferred dividend requirement                         (695)           -           (1,370)           -
                                                        ------------------------      ------------------------
Loss applicable to common shares                          $(2,370)       $(4,581)     $  (3,228)     $  (7,874)
                                                        ------------------------      ------------------------
                                                        ------------------------      ------------------------
Basic and diluted loss per common share                    $(0.44)       $ (0.89)       $ (0.60)       $ (1.52)
Weighted average number of common shares outstanding    5,401,138      5,171,439      5,338,437      5,171,439



                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                           SIX MONTHS ENDED JUNE 30
                                                           ------------------------
                                                             1998           1997
                                                                 (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                  $(1,858)       $(7,874)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Charge to provision for future returns                 1,586            100
     Charge to provision for doubtful accounts                -              250
     Charge to provision for unrecoupable artist balances   1,303          1,410
     Depreciation and amortization                            906            927
     Deferred financing cost amortization                     126            -
     Loan discount amortization                               -            1,240
     Equity (gain) loss from joint venture                     28            (49)
Changes in operating assets and liabilities:
     Accounts receivable                                     (520)          (981)
     Inventories                                             (725)          (647)
     Notes receivable                                         -              123
     Artist advances                                       (2,879)           193
     Accounts payable                                          67           (223)
     Accrued liabilities and other                         (1,161)            76
     Reserve for future returns                            (4,287)          (593)
     Royalties payable                                      1,420           (788)
     Other                                                   (889)           460
                                                          ----------------------
Net cash used in operating activities                      (6,883)        (6,376)

INVESTING ACTIVITIES
Cash in escrow                                                -           (1,750)
Cash paid for acquisition                                    (150)       (26,583)
Purchases of equipment and leasehold improvements            (733)          (142)
                                                          ----------------------
Net cash used in investing activities                        (883)       (28,475)

FINANCING ACTIVITIES
Net proceeds from revolving line of credit                  9,107         10,000
Payment of bank term loan                                  (1,000)           -
Proceeds from bank debt                                       -           25,000
Related party borrowings                                      -              300
Related party payments                                        -             (300)
Other                                                         (75)           -
                                                          ----------------------
Net cash provided by financing activities                   8,032         35,000
                                                          ----------------------
Net increase in cash                                          266            149
Cash, beginning of period                                      11             18
                                                          ----------------------
Cash, end of period                                       $   277        $   167
                                                          ----------------------
                                                          ----------------------



                   See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("Commission") regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the seven months ended December 31, 1997 of Platinum Entertainment, Inc. ("Company") included in the Transition Report on Form 10-K/A filed with the Commission on August 14, 1998. The interim results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

3.   DEBT

     On December 12, 1997, the Company entered a Credit Agreement with Bank of Montreal, under which Harris Trust and Savings Bank was appointed the exclusive lender effective March 31, 1998. ("Original Credit Facility"). The Original Credit Facility included a $20,000 three year term loan, due in quarterly installments of $1,000 beginning June 1, 1998 and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum, plus a three year $10,000 available revolving credit facility bearing interest at the bank's base rate plus 1.0% per annum. At June 30, 1998, the Company had drawn $9,907 against the available line of credit.

     On July 31, 1998, the Company replaced the Original Credit Facility with a $35,000 revolving line of credit from First Source Financial, Inc. ("New Credit Facility"). The New Credit Facility has a five year term, bears interest at the bank's base rate plus 0.75% per annum and includes a LIBOR option of LIBOR + 2.75%. Borrowings under the New Credit Facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. The New Credit Facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of the Company's assets. The effects of this refinancing have been reflected in the balance sheet at June 30, 1998.

4.   CONVERTIBLE SUBORDINATED DEBENTURES

     On June 8, 1998, the Convertible Subordinated Debentures, $3,125 and $1,875, totaling $5,000, issued by the Company to JCSHO, Inc. in connection with the Company's acquisition of certain assets and the assumption of certain liabilities of Intersound, Inc. during January 1997 ("Intersound" or "Intersound Acquisition"), were converted to shares of Common Stock of the Company at a conversion price of $9.80 per share. At the time of issuance, the Debenture in the amount of $1,875 was placed in escrow pursuant to the terms of an Indemnity Escrow Agreement dated January 31, 1997. The 191,326 shares of Common Stock resulting from the conversion of the Debenture in the amount of $1,875 remain in escrow. The 318,877 shares of

PLATINUM ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Common Stock resulting from the conversion of the Debenture in the amount of $3,125 are subject to a motion by the Company in pending litigation between the Company and JCSHO, Inc. See "Part II - Other Information - Item 1. - Legal Proceedings."

5.   PREFERRED DIVIDEND REQUIREMENT

     On February 28, 1998, the Series B Convertible Preferred Stock accrued a dividend of $600 and the Series C Convertible Preferred Stock accrued a dividend of $75. On May 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $618 and the Series C Convertible Preferred Stock accrued a dividend of $77. The dividends reflect a compounding per annum rate of 12.0% of the initial costs of the Stocks.

6.   COMMON STOCK

     On June 29, 1998, the Company issued 100,000 shares of its Common Stock to Geoffrey Holmes, an employee of the Company, and 100,000 shares of its Common Stock to Maroley Media Group LLC at a price of $6.75 per share, which price was equal to the closing price of the Common Stock as reported by the Nasdaq National Market on the date of sale. An aggregate of $1,350 was received as consideration for such issuance by the Company during July 1998. Maroley Media Group LLC is a managing member of MAC Music LLC, a beneficial holder of the Company's Series B Convertible Preferred Stock and warrants to purchase shares of the Company's Common Stock.

7.   K-TEL SETTLEMENT

     On June 30, 1998, the Company and K-tel International, Inc. ("K-tel") executed a Settlement Agreement, whereby the parties mutually agreed to settle their claims to $1,750 deposited in escrow by the Company pursuant to a purchase and sale agreement signed by the Company and K-tel during March 1997 (the "K-tel Agreement"), and terminated by the Company in September 1997. Pursuant to the Settlement Agreement, each party shall receive 50% of the escrowed amount. The Company fully reserved the $1,750 in escrow prior to December 31, 1997. Accordingly, the Company's selling, general and administrative expenses for the three and six months ended June 30, 1998 are net of an $875 gain from this settlement.

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

     The Company currently distributes its products domestically through a multi-channel system comprised of (i) Intersound Distribution, the Company's proprietary distribution system, (ii) PolyGram Group Distribution, Inc. ("PGD"), the Company's third-party distributor, and (iii) Platinum Christian Distribution to the Christian retail market. The Company is increasing the volume of products distributed through Intersound Distribution compared to PGD; this results in reduced costs to the Company, per record sold, due to the lack of a third-party distribution fee. While the Company has historically distributed records for a limited number of outside labels such as TYSCOT RECORDS and RUF RECORDS, the Company's strategy is to increase the volume of outside labels it distributes and use the increased distribution income to offset the anticipated increased costs of enhancing its Intersound Distribution system. The Company announced its exclusive North American distribution agreement with ICHIBAN RECORDS during the second quarter, and further intends to pursue additional distribution deals in the near future.

     During the current quarter, the Company announced its partnership with PLATINUM TECHNOLOGY, INC. to develop and operate an innovative Web-based entertainment emporium that will allow consumers to digitally download titles from the Company's extensive music catalog to personal computers, enabling them to create customized CDs in their own homes. In addition, the new service will provide standard mail order delivery of over 250,000 commercially available titles and customized CDs compiled from any of the Company's own titles. See "Significant Matters."

     The Company records revenues for music products when such products are shipped to retailers. In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for future returns is based upon its historical returns, SOUNDSCAN data and the return rate of the Company's third-party distributor. It is the Company's policy to inventory all returned product and resell such product at market value.

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





                                             THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                                 JUNE 30                                              JUNE 30
                                      -------------------------------------            -------------------------------------
                                             1998               1997                            1998                1997
                                                          (IN THOUSANDS , EXCEPT FOR PERCENTAGE AMOUNTS)
Total gross revenues                  $13,918    100.0%   $15,585    100.0%             $27,933    100.0%   $28,948    100.0%

Less: Returns and allowances           (3,727)   -26.8%    (4,865)   -31.2%              (7,229)   -25.9%    (9,169)   -31.7%
Less: Discounts                          (603)    -4.3%      (814)    -5.2%              (1,208)    -4.3%    (1,262)    -4.4%
                                      -------              ------                       -------              ------

Total net revenues                      9,588     68.9%     9,906     63.6%              19,496     69.8%    18,517     63.9%

Cost of sales and services              5,436     39.1%     5,235     33.6%              10,963     39.2%     9,162     31.6%
                                      -------              ------                       -------              ------

Gross profit                            4,152     29.8%     4,671     30.0%               8,533     30.6%     9,355     32.3%

Other operating expenses:
Selling general and
 administrative                         4,820     34.6%     4,462     28.6%               8,440     30.2%     8,749     30.2%
Merger, restructuring and
 one-time costs                             -         -     1,336      8.6%                   -         -     2,259      7.8%
Depreciation and amortization             410      2.9%       487      3.1%                 906      3.2%       927      3.2%
                                      -------              ------                       -------              ------
                                        5,230     37.5%     6,285     40.3%               9,346     33.4%    11,935     41.2%
                                      -------              ------                       -------              ------
Operating loss                         (1,078)    -7.7%    (1,614)   -10.3%                (813)    -2.8%    (2,580)    -8.9%
Interest income                            22      0.2%        22      0.1%                  41      0.1%        25      0.1%
Interest expense                         (695)    -5.0%    (1,136)    -7.3%              (1,263)    -4.5%    (1,735)    -6.0%
Other financing costs                     275      2.0%    (1,903)   -12.2%                 205      0.7%    (3,633)   -12.6%
Equity gain (loss)                       (199)    -1.4%        50      0.3%                 (28)    -0.1%        49      0.2%
                                      -------              ------                       -------              ------
Net loss                               (1,675)   -11.9%    (4,581)   -29.4%              (1,858)    -6.6%    (7,874)   -27.2%
Less: Preferred dividend
  requirement                            (695)    -5.0%         -         -              (1,370)    -4.9%         -         -
                                      -------              ------                       -------              ------
Less applicable to common shares      ($2,370)   -16.9%   ($4,581)   -29.4%             $(3,228)   -11.5%   $(7,874)   -27.2%
                                      -------              ------                       -------              ------
                                      -------              ------                       -------              ------



GROSS REVENUES

     Gross revenues decreased $1,667,000 or 10.7% to $13,918,000 for the current second quarter compared to the prior year second quarter, and decreased $1,015,000 or 3.5% to $27,933,000 for the six months ended June 30, 1998 compared to the comparable period of the prior fiscal year. The Company experienced increases in product sales through Intersound Distribution, as well as revenue increases in its licensing and publishing activities. However, the Company experienced a decrease in product sales through its third-party distributor, PGD, and the Company's direct to consumer sales, causing the overall current period decreases. The Company significantly reduced its direct to consumer sales activities of which approximately $3,000,000 in gross revenues were recognized during the first half of last year. The Company experienced declines in PGD sales of approximately $2,400,000 and $1,300,000 for the three and six month periods ended June 30, 1998 compared to the prior year comparable periods. This decline was primarily the result of two significant releases through this distribution channel in the prior year second quarter, Peter Cetera's A COLLECTION and the Blues Brothers' LIVE FROM THE CHICAGO HOUSE OF BLUES. There were no releases of similar significance in the current period through PGD. Notable releases during the current periods were BOOTY MIX 3 (Intersound Urban compilation), Kansas' ALWAYS NEVER THE SAME (River North), Phoebe Snow's I CAN'T COMPLAIN (House of Blues), Vickie Winan's LIVE IN DETROIT (CGI Records) and The Bellamy Brothers' REGGAE COWBOYS (Intersound Country).

RETURNS AND ALLOWANCES

     Returns and allowances decreased $1,138,000 or 23.4% to $3,727,000 for the current second quarter compared to the second quarter of the prior year, and decreased $1,940,000 or 21.2% to $7,229,000 for the six months ended June 30, 1998 compared to the comparable period of the prior fiscal year. Returns and allowances as a percentage of gross product sales, less discounts, decreased to 30.2% for the current second quarter from 34.4% for the second quarter of the prior year, and decreased to 28.5% for the six months ended June 30, 1998 from 34.3% for the comparable period of the prior fiscal year. The decrease relates to unusually high returns experienced by the Company during the prior periods due to terminated relationships with certain customers who consistently failed to pay on a timely basis.

DISCOUNTS

     Discounts decreased $211,000 or 25.9% to $603,000 for the current second quarter compared to the second quarter of the prior year, and remained relatively unchanged at $1,208,000 for the six months ended June 30, 1998 compared to $1,262,000 for the comparable period of the prior fiscal year. Discounts as a percentage of gross product sales remained relatively consistent at 4.7% for the current second quarter from 5.4% for the comparable period of the prior fiscal year, and were unchanged at 4.5% for the six months ended June 30, 1998 and the comparable period of the prior fiscal year.

COST OF SALES AND SERVICES

     Cost of sales and services remained relatively consistent at $5,436,000 for the current second quarter compared to $5,235,000 for the second quarter of the prior year, and increased $1,801,000 or 19.7% to $10,963,000 for the six months ended June 30, 1998 compared to the comparable period of the prior fiscal year. Cost of sales and services as a percentage of gross revenues increased to 39.1% for the current second quarter from 33.6% for the second quarter of the prior year, and increased to 39.2% for the six months ended June 30, 1998 from 31.6% for the comparable period of the prior fiscal year. The increase relates primarily to A&R costs associated with current and future releases, by such artists as Dionne Warwick, Taylor Dayne and The Beach Boys, for which it is the Company's policy to write-off all or a portion of such costs as incurred. Excluding these costs, the Company's cost of product sales remained consistent.

GROSS PROFIT

     Gross profit decreased $519,000 or 11.1% to $4,152,000 for the current second quarter compared to the second quarter of the prior year, and decreased $822,000 or 8.8% to $8,533,000 for the six months ended June 30, 1998 compared to the comparable period of the prior fiscal year. As a percentage of gross revenues, gross profit remained relatively flat at 29.8% for the current second quarter compared to 30.0% for the second quarter of the prior year, and decreased to 30.6% for the six months ended June 30, 1998 from 32.3% for the comparable period of the prior fiscal year. The decrease relates primarily to the project costs as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $358,000 or 8.0% to $4,820,000 for the current second quarter compared to the second quarter of the prior year, and decreased $309,000 or 3.5% to $8,440,000 for the six months ended June 30, 1998 compared to the comparable period of the prior fiscal year. Selling, general and administrative expenses as a percentage of gross revenues increased to 34.6% for the current second quarter from 28.6 % for the second quarter of the prior year, and remained unchanged at 30.2% for the six months ended June 30, 1998 and for the comparable period of the prior fiscal year. The percentage increase in the second quarter relates primarily to a decreased revenue base. The Company settled several lawsuits during the current quarter, including its claim to certain amounts held in escrow pursuant to the K-tel Agreement, for which a $311,000 net gain was recognized by the Company.

MERGER, RESTRUCTURING AND ONE-TIME COSTS

     During the three and six months ended June 30, 1997, the Company incurred significant costs to merge and restructure its business through various acquisitions. Reference is made to prior filings the Company has made with the Securities and Exchange Commission (the "Commission").

OPERATING LOSS

     As a result of the factors described above, an operating loss of $1,078,000 was experienced in the current second quarter compared to an operating loss of $1,614,000 in the second quarter of the prior year, and an operating loss of $813,000 was experienced during the six months ended June 30, 1998 compared to an operating loss of $2,580,000 for the comparable period of the prior fiscal year.

INCOME TAXES

     No tax expense or benefit has been recorded through June 30, 1998 due to the Company's net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $33,158,000 at December 31, 1997, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the initial public offering of the Company's common stock in March 1996. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

INTEREST EXPENSE

     Interest expense for the current second quarter totaled $695,000 compared to $1,136,000 for the second quarter of the prior year, and totaled $1,263,000 for the six months ended June 30, 1998 compared to $1,735,000 for the comparable period of the prior fiscal year. See "Liquidity" and "Capital Resources" below for details of the Company's current debt structures.

OTHER FINANCING COSTS

     Other financing costs of ($275,000) were incurred during the current second quarter compared to $1,903,000 during the second quarter of the prior year, and other financing costs of ($205,000) were incurred during six months ended June 30, 1998 compared to $3,633,000 for the comparable period of the prior fiscal year. The current period amounts relate to the release of previously incurred banking fees, netted with current amortization of deferred financing costs. The prior period amounts relate to the short-term financing of the Intersound Acquisition and the related extension fees incurred until the Company refinanced its debt structure in conjunction with the Preferred Stock with Warrants Issuance. See "Capital Resources" below for details of the Company's current debt structures.

PREFERRED DIVIDEND REQUIREMENT

     On February 28, 1998, the Series B Convertible Preferred Stock accrued a dividend of $600,000 and the Series C Convertible Preferred Stock accrued a dividend of $75,000. On May 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $618,000 and the Series C Convertible Preferred Stock accrued a dividend of $77,000. The dividends reflect a compounding per annum rate of 12.0% of the initial costs of the Stocks. The related equity securities were not outstanding during the prior year periods.

LOSS APPLICABLE TO COMMON SHARES

     The loss applicable to common shares for the current second quarter totaled $2,370,000 compared to a loss applicable to common shares of $4,581,000 for the second quarter of the prior year, and totaled $3,228,000 for the six months ended June 30, 1998 compared to a loss applicable to common shares of $7,874,000 for the comparable period of the prior fiscal year. The decreased loss applicable to common shares relates primarily to non-recurring financing, merger, restructuring and one-time costs related to the Intersound Acquisition and incurred in 1997.

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

     SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for the Company's fiscal year ending December 31, 1998. The Company is currently analyzing the impact of SFAS No. 131 on its financial disclosures.

SIGNIFICANT MATTERS

     On April 29, 1998, the Company announced its partnership with PLATINUM TECHNOLOGY, INC. (NASDAQ: PLAT), to develop and operate an innovative Web-based entertainment emporium that will allow consumers to digitally download titles from the Company's extensive music catalog to personal computers, enabling them to create customized CDs in their own homes. In addition, the new service will provide standard mail order delivery of over 250,000 commercially available titles and customized CDs compiled from any of the Company's own titles. PLATINUM TECHNOLOGY, INC. will provide significant consulting services including e-commerce, Web host infrastructure, system management, and design services along with currently available digital compression, encryption and delivery techniques needed to support the in-home service. Certain shareholders, directors and officers of PLATINUM TECHNOLOGY, INC. are members of the Company's Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $6,883,000 for the six months ended June 30, 1998. This amount includes artist advances of $2,879,000 on current and future release by such artists as Taylor Dayne, Dionne Warwick, The Beach Boys and The Band, as well as advances to third-party distributed labels including Ichiban Records.

     Net cash used in investing activities was $883,000 for the six months ended June 30, 1998 and comprised a $150,000 music catalog purchase and $733,000 in capital expenditures, primarily computer hardware and software purchases to enhance the Company's information systems.

     The operating and investing activities for the six months ended June 30, 1998 were financed primarily by borrowings from the Company's revolving line of credit. The quarterly payment of $1,000,000 due under the Original Credit Facility was also financed by borrowings under the revolving line of credit. See "Capital Resources" below for additional details of the Company's available borrowings.

     A significant recurring funding requirement of the Company is for A&R expenses, which include recording costs and advances to artists. The Company makes substantial payments each period for recording costs and advances in order to maintain and enhance its artist roster. These costs are recouped from the artists' royalties, to the extent possible, from future album sales. Artist advances are capitalized when the current popularity and past performance of the artist provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist. Royalties are not paid to an artist until all advances made to the artist have been recouped by the Company. The Company establishes and maintains reserves relative to royalty payments for a period of approximately 18 to 24 months to allow for product returns activity as royalties are not owed on returned product.

     On December 12, 1997, the Company entered its Original Credit Facility.
The Original Credit Facility included a $20,000,000 three year term loan, due in quarterly installments of $1,000,000 beginning June 1, 1998 and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum, plus a three year $10,000,000 available revolving credit facility bearing interest at the bank's base rate plus 1.0% per annum. At June 30, 1998, the Company had drawn $9,907,000 against the available line of credit.

     On July 31, 1998, the Company replaced the Original Credit Facility with the New Credit Facility. The New Credit Facility has a $35,000,000 available line of credit. The New Credit Facility has a five year term, bears interest at the bank's base rate plus 0.75% per annum and includes a LIBOR option of LIBOR + 2.75%. Borrowings under the New Credit Facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. The New Credit Facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of the Company's assets.

     On June 8, 1998, the Convertible Subordinated Debentures, $3,125,000 and $1,875,000, totaling $5,000,000, issued by the Company to JCSHO, Inc. in connection with the Company's acquisition of certain assets and the assumption of certain liabilities of Intersound, Inc. during January 1997 ("Intersound" or "Intersound Acquisition"), were converted to shares of Common Stock of the Company at a conversion price of $9.80 per share. At the time of issuance, the Debenture in the amount of $1,875,000 was placed in escrow pursuant to the terms of an Indemnity Escrow Agreement dated January 31, 1997. The 191,326 shares of Common Stock resulting from the conversion of the Debenture in the amount of $1,875,000 remain in escrow. The 318,877 shares of Common Stock resulting from the conversion of the Debenture in the amount of $3,125,000 are subject to a motion by the Company in pending litigation between the Company and JCSHO, Inc. See "Part II - Other Information - Item 1. - Legal Proceedings."

     On February 28, 1998, the Series B Convertible Preferred Stock accrued a dividend of $600,000 and the Series C Convertible Preferred Stock accrued a dividend of $75,000. On May 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $618,000 and the Series C Convertible Preferred Stock accrued a dividend of $77,000. The dividends reflect a compounding per annum rate of 12.0% of the initial costs of the Stocks.

     On June 29, 1998, the Company issued 100,000 shares of its Common Stock to Geoffrey Holmes, an employee of the Company, and 100,000 shares of its Common Stock to Maroley Media Group LLC at a price of $6.75 per share, which price was equal to the closing price of the Common Stock as reported by the Nasdaq National Market on the date of sale. An aggregate of $1,350,000 was received as consideration for such issuance by the Company during July 1998. Maroley Media Group LLC is a managing member of MAC Music LLC, a beneficial holder of the Company's Series B Convertible Preferred Stock and warrants to purchase shares of the Company's Common Stock.

     On February 25, 1998, the Company issued a Warrant to purchase 50,000 shares of Common Stock to Geoffrey Homes, an employee of the Company, c/o GHW & Associates, LLC (the "GHW Warrant") at an exercise price of $6.25 per share, which price was equal to the closing price of the Common Stock as reported by the Nasdaq National Market on the date of issuance. The Company also issued a Warrant to purchase 50,000 shares of Common Stock to Andrew B. Lipsher, an employee of the Company, (the "Lipsher Warrant") at an exercise price of $6.25 per share, which price was equal to the closing price of the Common Stock as reported by the Nasdaq National Market on the date of issuance. The GHW Warrant and the Lipsher Warrant expire on February 25, 2008. On April 2, 1998, the Company issued a Warrant to purchase 50,000 shares of Common Stock to Mr. Holmes, c/o GHW & Associates, LLC (the "GHW Warrant II") at an exercise price of $9.00 per share, which price was in excess of the closing price of the Common Stock as reported by the Nasdaq National Market on the date of issuance.

     The Company is upgrading its current computer systems prior to the end of fiscal 1998. Management estimates additional costs subsequent to June 30, 1998 to complete this upgrade to be $550,000. As part of such upgrade, the Company has engaged Platinum TECHNOLOGY, INC., of which certain shareholders, directors and officers are members of the Company's Board of Directors, as consultants. For the six months ended June 30, 1998, the Company has incurred $191,000 in connection with such services.

     During July 1998, the Company purchased exclusive North American rights to selected sound recordings for their full length of copyright, equaling 120 albums of material of the Royal Philharmonic Orchestra, pursuant to which the Company is committed to pay $2,475,000 in quarterly installments through June 30, 2000. The Company also issued 53,055 shares of its Common Stock during July 1998 in connection with this purchase.

     Stockholders' equity at June 30, 1998 totaled $16,792,000 compared to $12,376,000 at December 31, 1997. This net increase of $4,416,000 or 35.7% is due to the conversion of $5,000,000 of subordinated debt and the sale of common stock to certain related parties for proceeds of $1,350,000, offset by the Company's current period net loss.

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

YEAR 2000 TECHNOLOGY PREPAREDNESS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such cases, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of signficant software and equipment used in the Company's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. This process includes an assessment of year 2000 risks and the identification of practical remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive software and equipment. Management has already begun implementing certain of these measures and intends to complete its remediation efforts prior to any anticipated material impact on its computerized information systems. Upon completion of the computer systems upgrade described above under "Liquidity and Capital Resources," the Company believes that its internal computerized information systems will be year 2000 compliant. The Company has not yet determined whether all other devices used in its operations, including those with imbedded date function microchips, are year 2000 compliant. Costs of addressing potential problems which would not be incurred but for year 2000 issues have not been material to date and, based on preliminary information, are not currently expected to have a material adverse impact of the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its significant customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material adverse effect. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all signficant internal year 2000 issues in a timely manner and to develop contingency plans to deal with any adverse effects arising from the noncompliance of significant customers or vendors.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On June 30, 1998, the Company and K-tel International, Inc. ("K-tel") executed a Settlement Agreement, whereby the parties mutually agreed to settle their claims to $1,750,000 deposited in escrow by the Company pursuant to a purchase and sale agreement signed by the Company and K-tel during March 1997 (the "K-tel Agreement"), and terminated by the Company in September 1997. Pursuant to the Settlement Agreement, each party shall receive 50% of the escrowed amount. The Company fully reserved the $1,750,000 in escrow prior to December 31, 1997. Accordingly, the Company's selling, general and administrative expenses for the three and six months ended June 30, 1998 are net of an $875,000 gain from this settlement.

     On November 13, 1997, JCSHO, Inc., a Minnesota corporation, formerly known as Intersound, Inc. ("JCSHO"), filed a complaint against the Company in the District Court of Minnesota, Fourth Division. JCSHO alleges breach of contract by the Company with regard to the convertible subordinated debentures in the aggregate principal amount of $5,000,000 (the "Convertible Subordinated Debentures") made payable to JCSHO in connection with the Intersound Acquisition. JCSHO alleges that the Company is in default on its obligations under the Convertible Subordinated Debentures due to failure to make certain payments under the Convertible Subordinated Debentures at a defined default interest rate. JCSHO is seeking damages in the amount of $5,000,000 and costs, disbursements and attorney's fees. The Company believes that JCSHO's allegations are without merit and intends to vigorously defend this litigation. On April 3, 1998, the Company filed a complaint against JCSHO in the United States District Court for the Northern District of Illinois, alleging that JCSHO
(i) breached the warranties, representations and indemnification provisions of the purchase agreement pursuant to which the Company acquired the assets of JCSHO and (ii) recklessly or intentionally misstated its financial statements and provided such statements to the Company. The Company sought a turnover of all amounts held in escrow in the form of the convertible subordinated debentures, additional damages, a set-off of interest paid under the convertible subordinated debentures, costs and disbursements. The Company has since asserted such claims as a counterclaim in the action now pending in Minnesota, where the litigation will continue.

     The Company is not a party to any other material litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 29, 1998, the Company issued 100,000 shares of its Common Stock to Geoffrey Holmes, an employee of the Company, and 100,000 shares of its Common Stock to Maroley Media Group LLC, at a price of $6.75 per share, which price was equal to the closing price of the Common Stock as reported by the Nasdaq National Market on the date of sale. An aggregate of $1,350,000 was received as consideration for such issuance by the Company during July 1998. Maroley Media Group LLC is a managing member of MAC Music LLC, a beneficial holder of the Company's Series B Convertible Preferred Stock and warrants to purchase shares of the Company's Common Stock. These sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

      4.1 Warrant to Purchase 50,000 Shares of Common Stock of the Registrant issued to GHW & Associates, L.P., dated April 2, 1998.
     10.1 Credit Agreement, dated July 31, 1998, by and among the Registrant, First Source Financial LLP ("First Source"), as Agent and Lender, and the Lenders named therein, as Lenders (the "Lenders"), and exhibits and schedules thereto.
     10.2 Revolving Note, dated July 31, 1998, issued by the Registrant in favor of First Source, in the principal amount of $35,000,000.
     10.3 Security Agreement, dated July 31, 1998, among the Registrant, First Source and the Lenders, and schedules thereto.
     10.4 Intellectual Property Security Agreement, dated July 31, 1998, among the Registrant, Lexicon Music, Inc. ("Lexicon"), PEG Publishing, Inc. ("PEG"), Just Mike Music, Inc. ("Just Mike") and Royce Publishing, Inc. ("Royce") (Lexicon, PEG, Just Mike and Royce are hereinafter referred to as the "Subsidiaries"), First Source and the Lenders, and schedules thereto.
     10.5 Guaranty, dated July 31, 1998, among the Subsidiaries, First Source and the Lenders, and schedules thereto.
     10.6 Stock Pledge Agreement, dated July 31, 1998, among the Registrant, First Source and the Lenders, and exhibits thereto.
     27.    Financial Data Schedule.

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

                                        PLATINUM ENTERTAINMENT, INC.



                                        By:  /s/ STEVEN DEVICK
                                             --------------------------------
                                             Steven Devick
                                             Chairman of the Board, President
                                             and Chief Executive Officer


                                        By:  /s/ DOUGLAS C. LAUX
                                             --------------------------------
                                             Douglas C. Laux
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)