Form 10-Q
period 1998-09-30
PLATINUM ENTERTAINMENT INC
filed 1998-11-16
CIK 883558

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

     6,206,214 Common Stock, par value $.001 per share, at November 16, 1998

                          PLATINUM ENTERTAINMENT, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
                                          Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets September 30, 1998 (Unaudited) and December 31, 1997                  3

         Consolidated Statements of Operations for the three and nine months ended
         September 30, 1998 and 1997 (Unaudited)                                                           5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1998
         and 1997 (Unaudited)                                                                              6

         Notes to Unaudited Consolidated Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             9


                                            Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities and Use of Proceeds                                                        18

Item 6   Exhibit 18 and Reports on Form 8-K                                                               18

Signatures                                                                                                19

Exhibits

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

                                                      SEPTEMBER 30   DECEMBER 31
                                                           1998         1997
                                                      (UNAUDITED)
ASSETS
Current assets:
     Cash                                                  $     7     $    11

     Accounts receivable, less allowances of
       $3,642 and $3,912, respectively                      16,833      15,683

     Artist advances                                         3,331       2,510

     Inventories, less allowances of $89
       and $590, respectively                                7,586       7,904

     Other                                                   1,442         948
                                                           -------------------

Total current assets                                        29,199      27,056

Artist advances, net of current amounts, less
     allowances of $14,290 and $12,936, respectively         1,971        --

Investment securities                                          750        --

Property and equipment, net                                  2,108       1,079

Music catalog, less accumulated amortization of
     $1,410 and $784, respectively                          21,619      18,820

Music publishing rights, less accumulated amortization
     of $431 and $308, respectively                          3,396       3,519

Goodwill, less accumulated amortization of $427
     and $244, respectively                                  5,671       5,854

Equity investment in joint venture                           2,377       2,468

Deferred financing fees, net                                   170         631

Other                                                        2,074       1,473

                                                           -------------------
Total assets                                               $69,335     $60,900
                                                           -------------------
                                                           -------------------

                 See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       SEPTEMBER 30   DECEMBER 31
                                                            1998         1997
                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Revolving line of credit                             $ 32,879      $ 20,800
     Accounts payable                                        4,208         4,256
     Accrued liabilities and other                           4,070         3,423
     Reserve for future returns                              6,734        12,437
     Royalties payable                                       6,422         2,609
                                                           ---------------------
Total current liabilities                                   54,313        43,525

Convertible subordinated debentures                             --         5,000
                                                           ---------------------
Total liabilities                                           54,313        48,525

Stockholders' equity:
Preferred Stock:
     Preferred Stock ($.001 par value); 10,000,000
       shares authorized, no shares issued and outstanding      --            --
     Series B Convertible Preferred Stock ($.001 par
       value); 20,000 shares authorized, issued and
       outstanding                                              --            --
     Series C Convertible Preferred Stock ($.001 par
       value); 2,500 shares authorized, issued and
       outstanding                                              --            --
Common Stock:
     Common Stock ($.001 par value); 40,000,000 shares
       authorized, 6,206,014 and 5,275,040 shares issued
       and outstanding, respectively                             6             5
Additional paid-in capital                                  68,128        58,216
Accumulated deficit                                        (53,112)      (45,846)
                                                           ---------------------
Stockholders' equity                                        15,022        12,375
                                                           ---------------------
                                                                                             --------
Total liabilities and stockholders' equity                 $69,335       $60,900
                                                           ---------------------
                                                           ---------------------

                    See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             QUARTER ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                                          ------------------------------  -------------------------------
                                                               1998             1997           1998             1997
                                                                      (UNAUDITED)                   (UNAUDITED)
Gross product sales                                      $    15,966      $    14,088      $   42,572      $   42,062
Less: Returns                                                 (4,457)          (3,963)         (8,727)        (12,633)
Less: Discounts                                                 (995)            (619)         (2,203)         (1,881)
                                                         -----------------------------     ---------------------------
Net product sales                                             10,514            9,506          31,642          27,548
Licensing, publishing and other revenues                         258              307           1,584           1,280
                                                         -----------------------------     ---------------------------
Net sales                                                     10,772            9,813          33,226          28,828

Cost of sales and services                                     6,303            5,185          20,224          14,846
                                                         -----------------------------     ---------------------------

Gross profit                                                   4,469            4,628          13,002          13,982

Other operating expenses:
    Selling, general and administrative                        5,943            4,470          14,384          13,219
    Merger, restructuring and one-time costs                    --              2,718            --             4,977
    Depreciation and amortization                                495              482           1,400           1,409
                                                         -----------------------------     ---------------------------
                                                               6,438            7,670          15,784          19,605
                                                         -----------------------------     ---------------------------
Operating loss                                                (1,969)          (3,042)         (2,782)         (5,623)
Interest expense, net                                           (726)          (1,235)         (1,948)         (2,945)
Other financing costs                                           (564)            (400)           (360)         (4,033)
Equity gain (loss)                                               (63)             (91)             15              64
                                                         -----------------------------     ---------------------------
Net loss                                                      (3,322)          (4,662)         (5,181)        (12,537)

Less:  Preferred dividend requirement                           (716)              --          (2,086)             --
                                                         -----------------------------     ---------------------------
Loss applicable to common shares                         $    (4,038)     $    (4,662)     $   (7,267)     $  (12,537)
                                                         -----------------------------     ---------------------------
                                                         -----------------------------     ---------------------------
Basic and diluted loss per common share                  $     (0.67)     $     (0.89)     $    (1.30)     $    (2.42)

Weighted average number of common shares outstanding       6,028,759        5,209,049       5,571,073       5,184,113


               See accompanying notes to financial statements.

PLATINUM ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                          -----------------------
                                                           1998           1997
                                                                (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                  $ (5,181)     $(12,537)
Adjustments to reconcile net loss to net cash used in
   operating activities:
  Provision for doubtful accounts                              340           250
  Provision for slow-moving inventory                           --           400
  Provision for unrecoupable artist balances                 1,750         1,319
  Amortization                                               1,115         1,084
  Depreciation                                                 285           325
  Deferred financing cost amortization                         200            --
  Loan discount amortization                                    --         1,240
  Write-off of one-time costs                                   --         1,900
  Equity (gain) loss from joint venture                         91           (64)
Changes in operating assets and liabilities:
  Accounts receivable                                       (1,465)       (1,442)
  Inventories                                                  318          (816)
  Notes receivable                                              --           123
  Artist advances                                           (4,591)         (343)
  Accounts payable                                             280         1,264
  Accrued liabilities and other                             (1,755)          137
  Reserve for future returns                                (5,703)       (1,002)
  Royalties payable                                          3,812           128
  Other                                                     (1,085)          748
                                                          -----------------------
Net cash used in operating activities                      (11,589)       (7,286)

INVESTING ACTIVITIES
Cash in escrow                                                  --        (1,750)
Cash paid for acquisition                                     (625)      (26,583)
Purchases of equipment and leasehold improvements             (931)         (188)
                                                          -----------------------
Net cash used in investing activities                       (1,556)      (28,521)

FINANCING ACTIVITIES
Net proceeds from revolving line of credit                  32,079        10,000
Payment of bank term loan                                  (20,000)           --
Proceeds from bank debt                                         --        25,000
Related party borrowings                                        --         1,150
Related party payments                                          --          (850)
Proceeds from sale of Common Stock to related party          1,350           500
Financing costs                                               (214)           --
Other                                                          (74)           --
                                                          -----------------------
Net cash provided by financing activities                   13,141        35,800
                                                          -----------------------

Net increase in cash                                            (4)           (7)
Cash, beginning of period                                       11            18
                                                          -----------------------
Cash, end of period                                       $      7      $     11
                                                          -----------------------
                                                          -----------------------

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

2.        RECLASSIFICATION

         Through June 30, 1998, the Company reported product returns in the statement of operations as follows: (i) actual returns for the period at selling price and (ii) an allowance for future returns on current period sales at the gross margin impact of those sales. Effective July 1, 1998, the Company reports an allowance for future returns on current period sales at the selling price, with corresponding adjustments for manufacturing costs and royalties expense reflected in the cost of sales. Actual returns for the current period are recorded against the reserve for future returns in the balance sheet. While there is no impact on gross margins for operations previously reported, a reclassification between returns and cost of sales in the statement of operations has been made to prior period amounts to reflect returns activity on a consistent basis with the Company's current policies. Accordingly, the reflection of returned product on inventory and royalties payable in the balance sheet have also been restated for balances previously reported.

3.       BASIC AND DILUTED LOSS PER COMMON SHARE

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

4.        INVESTMENT SECURITIES

         On September 30, 1998, the Company entered a Stock Exchange Agreement with The Music Connection Corporation ("Music Connection") by which the Company acquired 1,320,000 shares of common stock of Music Connection, subject to the terms of the Agreement, in exchange for 111,457 shares of the Company's Common Stock. The investment in Music Connection has been valued at $750, which represents the fair value of the Common Stock relinquished by the Company. In addition, the Company granted Music Connection exclusive right to its music catalog for internet distribution. The agreement between the two companies values the common stock received by the Company at $1,650; however, pursuant to the applicable accounting standards, the additional $900 of consideration received by the Company is not reflected in the Company's financial statements.

5.        DEBT

         On July 31, 1998, the Company entered a Credit Agreement with First Source Financial, Inc. for a $35,000 revolving line of credit. The Credit Facility has a five year term, bears interest at the bank's base

PLATINUM ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

rate plus 0.75% (increasing to 1.5% during the fourth quarter of 1998) per annum and includes a LIBOR option of LIBOR plus 2.75% (increasing to 3.0% during the fourth quarter of 1998) per annum. Borrowings under the Credit Facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. The Credit Facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of the Company's assets. At September 30, 1998, the Company had $3,132 available under the line of credit.

6.       CONVERTIBLE SUBORDINATED DEBENTURES

         On June 8, 1998, the Convertible Subordinated Debentures, $3,125 and $1,875, totaling $5,000, issued by the Company to JCSHO, Inc. in connection with the Company's acquisition of certain assets and the assumption of certain liabilities of Intersound, Inc. during January 1997 ("Intersound" or "Intersound Acquisition"), were converted to shares of Common Stock of the Company at a conversion price of $9.80 per share. At the time of issuance, the Debenture in the amount of $1,875 was placed in escrow pursuant to the terms of an Indemnity Escrow Agreement dated January 31, 1997. The 191,326 shares of Common Stock resulting from the conversion of the Debenture in the amount of $1,875 remain in escrow. The 318,877 shares of Common Stock resulting from the conversion of the Debenture in the amount of $3,125 are subject to a motion for prejudgment attachment by the Company in pending litigation between the Company and JCSHO, Inc. See "Part II - Item 1. Legal Proceedings."

7.       PREFERRED DIVIDEND REQUIREMENT

         On February 28, 1998, the Series B Convertible Preferred Stock accrued a dividend of $600 and the Series C Convertible Preferred Stock accrued a dividend of $75. On May 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $618 and the Series C Convertible Preferred Stock accrued a dividend of $77. On August 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $637 and the Series C Convertible Preferred Stock accrued a dividend of $79. The dividends reflect a compounding per annum rate of 12.0% of the initial costs of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

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

         The Company distributes its products domestically through a multi-channel system comprised of (i) Platinum Distribution (formerly called Intersound Distribution), the Company's proprietary distribution system, (ii) PolyGram Group Distribution, Inc. ("PGD"), the Company's third-party distributor, and (iii) Platinum Christian Distribution to the Christian retail market. The Company continues to increase the volume of products distributed through Platinum Distribution compared to PGD; this results in reduced costs to the Company, per record sold, due to the lack of a third-party distribution fee. While the Company has historically distributed records for a limited number of outside labels such as TYSCOT RECORDS and RUF RECORDS, the Company's strategy is to increase the volume of outside labels it distributes and use the increased distribution income to offset the anticipated increased costs of enhancing its Platinum Distribution system. During the second quarter, the Company began distributing ICHIBAN RECORDS and signed agreements during the third quarter to distribute TIGER RECORDS and E-MUSIC. The Company intends to pursue additional third-party distribution opportunities in the future.

         On October 1, 1998, the Company announced the debut of its website, www.PlatinumCD.com, and its equity investment and revenue sharing arrangement with Music Connection, the first and largest digital download and "burn and mail" company. The Company also joined with Amazon.com, a leader in the Internet commerce industry, to provide customers who visit the Company's new website, access to hundreds of thousands of commercially available music titles, including access to the Company's titles. Through these strategic alliances the Company was able to create a complete retail music website, using existing Internet resources, rather than proceeding with a partnership to develop a new website as discussed in the Company's Form 10-Q for the quarter ended June 30, 1998. www.PlatinumCD.com allows consumers to buy music in four distinct ways:

  - www.PlatinumCD.com allows customers to create customized CD compilations on a "burn and mail" basis, with consumers selecting individual tracks that will be recorded to their own unique compact disc and shipped to them within 24 hours through musicmaker.com. The Company has both a licensing and profit-sharing arrangement with musicmaker.com for these sales.

  - www.PlatinumCD.com allows customers to create customized CD compilations through musicmaker.com by downloading "Liquid Tracks" created by Redwood City, California-based, Liquid Audio, to the customer's personal computers. These digital audio files can then be transferred from the computer to a customer's own CD-Recordable device. The Company has both a licensing and profit-sharing arrangement with musicmaker.com for these sales.

  - www.PlatinumCD.com customers can purchase CDs manufactured by the Company's various music labels for home delivery at discount prices. The Company fulfills these sales through Platinum Distribution.

  - www.PlatinumCD.com customers who visit the Company's website have access to hundreds of thousands of commercially available titles, via the Company's partnership with Amazon.com. The Company receives referral revenues from the sale of such titles.

         The Company is increasing its international sales efforts by establishing additional licensing agreements as well as production and distribution agreements on a country-by-country basis.

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

         Through June 30, 1998, the Company reported product returns in the statement of operations as follows: (i) actual returns for the period at selling price and (ii) an allowance for future returns on current period sales at the gross margin impact of those sales. Effective July 1, 1998, the Company reports an allowance for future returns on current period sales at the selling price, with corresponding adjustments for manufacturing costs and royalties expense reflected in the cost of sales. Actual returns for the current period are recorded against the reserve for future returns in the balance sheet. While there is no impact on gross margins for operations previously reported, a reclassification between returns and cost of sales in the statement of operations has been made to prior period amounts to reflect returns activity on a consistent basis with the Company's current policies. Accordingly, the reflection of returned product on inventory and royalties payable in the balance sheet have also been restated for balances previously reported.

         A significant recurring funding requirement of the Company is for artist and repertoire ("A&R") expenses, which include recording costs and advances to artists. The Company makes substantial payments each period for recording costs and advances in order to maintain and enhance its artist roster. These costs are recouped from the artists' royalties, to the extent possible, from future album sales. Artist advances are capitalized as an asset when the current popularity and past performance of the artist provide a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of gross revenues, certain items which are included in the Company's statements of operations for the fiscal periods reflected below. Operating results for any period are not necessarily indicative of results for any future periods.

                                             QUARTER ENDED SEPTEMBER 30                       NINE MONTHS ENDED SEPTEMBER 30
                                        -----------------------------------------------------------------------------------------
                                           1998                     1997                   1998                   1997
                                                               (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)
Total gross revenues                    $ 16,224        100%    $ 14,395         100%    $ 44,156      100%    $ 43,342      100%

Less: Returns                             (4,457)       (27%)     (3,963)        (28%)     (8,727)     (20%)    (12,633)     (29%)
Less: Discounts                             (995)        (6%)       (619)         (4%)     (2,203)      (5%)     (1,881)      (4%)
                                        --------                --------                 --------              --------
Total net revenues                        10,772         67%       9,813          68%      33,226       75%      28,828       67%

Cost of sales and services                 6,303         39%       5,185          36%      20,224       46%      14,846       34%
                                        --------                --------                 --------              --------

Gross profit                               4,469         28%       4,628          32%      13,002       29%      13,982       33%

Other operating expenses:
Selling, general and
  administrative                           5,944         37%       4,470          31%      14,384       33%      13,219       30%
Merger, restructuring and
  one-time costs                            --         --          2,718          19%        --       --          4,977       11%
Depreciation and amortization                494          3%         482           3%       1,400        3%       1,409        3%
                                        --------                --------                 --------              --------
                                           6,438         40%       7,670          53%      15,784       36%      19,605       44%
                                        --------                --------                 --------              --------
Operating loss                            (1,969)       (12%)     (3,042)        (21%)     (2,782)      (7%)     (5,623)     (11%)
Interest expense, net                       (726)        (4%)     (1,235)         (9%)     (1,948)      (4%)     (2,945)      (7%)
Other financing costs                       (564)        (3%)       (400)         (3%)       (360)      (1%)     (4,033)      (9%)
Equity gain (loss)                           (63)      --             15        --            (91)    --             64     --
                                        --------                --------                 --------              --------
Net loss                                  (3,322)       (19%)     (4,662)        (33%)     (5,181)     (12%)    (12,537)     (27%)
Less:  Preferred dividend requirement       (716)        (4%)       --          --         (2,086)      (5%)       --       --
                                        --------                --------                 --------              --------
Loss applicable to common shares        $ (4,038)       (23%)   $ (4,662)        (33%)   $ (7,267)     (17%)   $(12,537)     (27%)
                                        --------                --------                 --------              --------
                                        --------                --------                 --------              --------

GROSS REVENUES

         Gross revenues increased $1,829,000 or 13% to $16,224,000 for the current third quarter compared to the prior year third quarter, and increased $814,000 or 2% to $44,156,000 for the nine months ended September 30, 1998 compared to the comparable period of the prior fiscal year. The Company experienced increases in product sales through all of its distribution channels, with the exception of the Company's direct to consumer sales. The Company significantly reduced its direct to consumer sales activities of which approximately $3,000,000 in gross revenues were recognized during the first nine months of last year. Gross revenues from the distribution of third-party product increased substantially over the prior year, representing 18% of current period gross revenues compared to only 10% in the prior year. Notable releases shipped during the current periods were Taylor Dayne's NAKED WITHOUT YOU, Dionne Warwick's DIONNE SINGS DIONNE, Urban compilation BOOTLEG BOOTY VOL. II, Taliesin Orchestra's MAIDEN OF MYSTERIES and T. Graham Brown's WINE INTO WATER.

RETURNS

         The Company records an estimate of future returns at the time product is sold; see "Overview." Returns as a percentage of gross product sales, less discounts, were relatively flat at 30% for the current third quarter compared to 29% for the third quarter of the prior year, and decreased to 22% for the nine months ended September 30, 1998 from 31% for the comparable period of the prior fiscal year. The decrease relates to unusually high returns experienced by the Company during the prior periods due to terminated relationships with certain customers who consistently failed to pay on a timely basis.

DISCOUNTS

         Discounts as a percentage of gross product sales increased to 6% for the current third quarter from 4% for the comparable period of the prior fiscal year, and were relatively flat at 5% for the nine months ended September 30, 1998 compared to 4% for the comparable period of the prior fiscal year. The increase is due to the significant volume of new releases in the current period, such as releases by Taylor Dayne, Dionne Warwick and The Band. New releases typically incur a higher discount than catalog sales.

COST OF SALES AND SERVICES

         Cost of sales and services as a percentage of gross revenues increased slightly to 39% for the current third quarter from 36% for the third quarter of the prior year, and increased to 46% for the nine months ended September 30, 1998 from 34% for the comparable period of the prior fiscal year. The increase relates to the increase in third-party label sales, for which the Company receives a distribution fee which is less than gross margins derived from Platinum-owned releases. The Company also incurred significant A&R costs associated with current and future releases, by such artists as Dionne Warwick, Taylor Dayne, The Band, Ronna and The Beach Boys, which the Company expenses all or a portion of such costs as incurred.

GROSS PROFIT

         Gross profit decreased $159,000 or 3% to $4,469,000 for the current third quarter compared to $4,628,000 for the third quarter of the prior year, and decreased $980,000 or 7% to $13,002,000 for the nine months ended September 30, 1998 compared to $13,982,000 for the comparable period of the prior fiscal year. As a percentage of gross revenues, gross profit decreased to 28% for the current third quarter compared to 32% for the third quarter of the prior year, and decreased to 29% for the nine months ended September 30, 1998 from 33% for the comparable period of the prior fiscal year. The decrease relates primarily to the increase in third-party label sales and A&R costs as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased $1,474,000 or 33% to $5,944,000 for the current third quarter compared to the third quarter of the prior year, and increased $1,165,000 or 9% to $14,384,000 for the nine months ended September 30, 1998 compared to the comparable period of the prior fiscal year. Selling, general and administrative expenses as a percentage of gross revenues increased to 37% for the current third quarter from 31% for the third quarter of the prior year, and increased to 33% for the nine months ended September 30, 1998 from 30% for the comparable period of the prior fiscal year. This increase relates to the Company's expansion of its Urban label and costs associated with the development of its internet and internal distribution strategies.

MERGER, RESTRUCTURING AND ONE-TIME COSTS

         During the three and nine months ended September 30, 1997, the Company incurred significant costs to merge and restructure its business through various acquisitions. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. In addition, the Company terminated an agreement to purchase certain business assets of K-tel International, Inc. during September 1997. As a result, earnest monies deposited in escrow by the Company of $1,750,000 were fully reserved and disclosed as one-time costs in the statement of operations.

OPERATING LOSS

         As a result of the factors described above, an operating loss of $1,969,000 was experienced in the current third quarter compared to an operating loss of $3,042,000 in the third quarter of the prior year, and an operating loss of $2,782,000 was experienced during the nine months ended September 30, 1998 compared to an operating loss of $5,623,000 for the comparable period of the prior fiscal year.

INCOME TAXES

         No tax expense or benefit has been recorded through September 30, 1998 due to the Company's net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating loss carryforward of approximately $33,158,000 at December 31, 1997, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of the initial public offering of the Company's common stock in March 1996. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

INTEREST EXPENSE, NET

         Interest expense, net of interest income, for the current third quarter totaled $726,000 compared to $1,235,000 for the third quarter of the prior year, and totaled $1,948,000 for the nine months ended September 30, 1998 compared to $2,945,000 for the comparable period of the prior fiscal year. See "Liquidity and Capital Resources" below for details of the Company's current debt structures.

OTHER FINANCING COSTS

         Other financing costs of $564,000 were incurred during the current third quarter compared to $400,000 during the third quarter of the prior year, and other financing costs of $360,000 were incurred during nine months ended September 30, 1998 compared to $4,033,000 for the comparable period of the prior fiscal year. The current period amounts include the write-off of unamortized bank fees on retired debt along with current period amortization of deferred financing costs, netted with the reversal of previously accrued banking fees which were voided during fiscal 1998 when the Company's stock value exceeded an established threshold. The prior period amounts relate to the short-term financing of the Intersound Acquisition and the related extension fees incurred until the Company refinanced its then outstanding debt structure. See "Liquidity and Capital Resources" for further discussion of the Company's current debt structure.

PREFERRED DIVIDEND REQUIREMENT

         On February 28, 1998, the Series B Convertible Preferred Stock accrued a dividend of $600,000 and the Series C Convertible Preferred Stock accrued a dividend of $75,000. On May 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $618,000 and the Series C Convertible Preferred Stock accrued a dividend of $77,000. On August 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $637,000 and the Series C Convertible Preferred Stock accrued a dividend of $79,000. The dividends reflect a compounding per annum rate of 12.0% of the initial costs of the Series B

Convertible Preferred Stock and Series C Convertible Preferred Stock. Such equity securities were not outstanding during the prior year periods.

LOSS APPLICABLE TO COMMON SHARES

         The loss applicable to common shares for the current third quarter totaled $4,038,000 compared to a loss applicable to common shares of $4,662,000 for the third quarter of the prior year, and totaled $7,267,000 for the nine months ended September 30, 1998 compared to a loss applicable to common shares of $12,537,000 for the comparable period of the prior fiscal year. The decreased loss applicable to common shares relates primarily to non-recurring merger, restructuring and one-time costs related to the Intersound Acquisition incurred in 1997.

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

SIGNIFICANT MATTERS

         On September 30, 1998, the Company entered a Stock Exchange Agreement with Music Connection by which the Company acquired 1,320,000 shares of common stock of Music Connection, subject to the terms of the Agreement, in exchange for 111,457 shares of the Company's Common Stock. The investment in Music Connection has been valued at $750,000, which represents the fair value of the Common Stock relinquished by the Company. In addition, the Company granted Music Connection exclusive right to its music catalog for internet distribution. The agreement between the two companies values the common stock received by the Company at $1,650,000; however, pursuant to the applicable accounting standards, the additional $900,000 of consideration received by the Company is not reflected in the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $11,589,000 for the nine months ended September 30, 1998. This amount includes artist advances of $4,591,000 on current and future releases by such artists as Taylor Dayne, Dionne Warwick, The Beach Boys and The Band, as well as advances to third-party distributed labels including Ichiban Records.

         Net cash used in investing activities was $1,556,000 for the nine months ended September 30, 1998 and comprised catalog purchases of $625,000 and $931,000 in capital expenditures, primarily for computer hardware and software purchases to enhance the Company's information systems.

         The operating and investing activities for the nine months ended September 30, 1998 were financed primarily by borrowings under the Company's revolving line of credit as discussed below.

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

         On December 12, 1997, the Company entered a credit agreement with Bank of Montreal ("Original Credit Facility"). The Original Credit Facility included a $20,000,000 three year term loan, due in quarterly installments of $1,000,000 beginning June 1, 1998 and bearing interest at the bank's base rate plus 1/2 of 1.0% per annum, plus a three year $10,000,000 available revolving credit facility bearing interest at the bank's base rate plus 1.0% per annum.

On July 31, 1998, the Company replaced the Original Credit Facility with a credit agreement with First Source Financial, Inc. (the "New Credit Facility"). The New Credit Facility has a $35,000,000 available line of credit. The New Credit Facility has a five year term, bears interest at the bank's base rate plus 0.75% per annum and includes a LIBOR option of LIBOR + 2.75%; these rates increase to 1.5% and 3.0%, respectively, during the fourth quarter. Borrowings under the New Credit Facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. The New Credit Facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of the Company's assets. At September 30, 1998, the Company had $3,132,000 available under the line of credit.

         On February 28, 1998, the Series B Convertible Preferred Stock accrued a dividend of $600,000 and the Series C Convertible Preferred Stock accrued a dividend of $75,000. On May 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $618,000 and the Series C Convertible Preferred Stock accrued a dividend of $77,000. On August 31, 1998, the Series B Convertible Preferred Stock accrued a dividend of $637,000 and the Series C Convertible Preferred Stock accrued a dividend of $79,000. The dividends reflect a compounding per annum rate of 12.0% of the initial costs of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

         The Company is upgrading its current computer systems. Management estimates additional costs subsequent to September 30, 1998 to complete this upgrade to be $250,000. As part of such upgrade, the Company has engaged Platinum TECHNOLOGY, INC., of which certain shareholders, directors and officers are members of the Company's Board of Directors, as consultants. For the nine months ended September 30, 1998, the Company has incurred costs of approximately $380,000 in connection with such services. In September 1998, the Company issued approximately 53,000 shares of its Common Stock to Platinum TECHNOLOGY, INC. for consideration for these services.

         During July 1998, the Company purchased exclusive North American rights to selected sound recordings, for their full length of copyright, equaling 120 albums of material by The Royal Philharmonic Orchestra, for $2,875,000. As consideration, the Company issued 53,055 shares of its Common Stock during July 1998 and is committed to pay a total of $2,475,000 in quarterly installments through June 30, 2000, of which $475,000 has been paid through September 30, 1998.

         Stockholders' equity at September 30, 1998 totaled $15,922,000 compared to $12,376,000 at December 31, 1997. This net increase of $3,346,000 or 29% is due to the conversion of $5,000,000 of subordinated debt, the sale of Common Stock to certain related parties for proceeds of $1,350,000, the issuance of shares of Common Stock for consulting services as discussed above and the acquisition of a ten percent equity interest in Music Connection, offset by the Company's current period net loss.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 24, 1998, the Company issued 1,000 shares of its Common Stock to Bobby Jones in connection with third-party promotional services rendered. The price per share equaled $6.625, which represented the closing market price of the Company's Common Stock as reported by the Nasdaq National Market on September 24, 1998.

         On September 30, 1998, the Company issued 111,457 shares of its Common Stock to Music Connection for a ten percent equity ownership in Music Connection. The price per share equaled $6.72, which represented the average of closing market prices, as defined, of the Company's Common Stock as reported by the Nasdaq National Market.

         On September 30, 1998, the Company also issued 53,191 shares of its Common Stock to Platinum TECHNOLOGY, INC., of which certain shareholders, directors and officers are members of the Company's Board of Directors, in consideration for consulting services. The price per share equaled $7.19, which represented the closing market price of the Company's Common Stock as reported by the Nasdaq National Market on September 30, 1998.

         These sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

      27.      Financial Data Schedule.

B.    Reports on Form 8-K.

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Platinum Entertainment, Inc. has duly caused this filing to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of November, 1998.

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