Form 10-K
period 1998-12-31
PLATINUM ENTERTAINMENT INC
filed 1999-04-15
CIK 883558

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

                 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998

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

                         2001 Butterfield Road, Suite 1400
                           Downers Grove, Illinois 60515
            (Address of principal executive offices, including zip code)

                                   (630) 769-0033
                (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $.001 per share
                                  (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )
     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $11.25 on April 13, 1999, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $61,716,000.
     The number of shares outstanding of the registrant's Common Stock, par value $.001, as of April 13, 1999 was 6,784,407.

                        DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the following documents are incorporated by reference into this report:

        Notice of Annual Meeting of Stockholders and Proxy Statement for the
                          Annual Meeting of Stockholders
                      (the "1998 Proxy Statement") (Part III)

                                       PART I
ITEM 1.   BUSINESS

OVERVIEW

     Our primary business is the production, distribution, marketing and sale of music. Our music products include new releases, typically by artists established in a particular genre, as well as compilations featuring various artists and repackagings of previously recorded music from our master music
catalog and under licenses from third party record companies.   We sell music
products in the form of compact discs, tape cassettes and digital versatile discs (DVDs) mainly to retailers and wholesalers in the United States and internationally. We release music in a variety of genres including classical, urban, adult contemporary, blues, gospel and country on our Intersound Classical, Platinum, River North, House of Blues, CGI Platinum and Platinum Nashville labels.

     Expansion and exploitation of our music catalog and publishing rights is an integral part of our business and growth strategy. We currently own or control a music catalog with more than 13,000 master recordings and add to the catalog through strategic and complementary acquisitions, as well as through the signing of established artists with a history of album sales and new artists. We also target the producers of film, television and video projects as potential licensees of our proprietary and controlled recordings.


     Our catalog contains releases by many established artists including those listed below.

The Beach Boys           Peter Cetera             John Denver         Dionne Warwick
The Blues Brothers       The Band                 Roger Daltrey       Taylor Dayne
Juice Newton             Phoebe Snow              Rick Springfield    Mighty Clouds of Joy
Otis Rush                The Bellamy Brothers     Eddie Rabbitt       Crystal Gayle
Kansas                   T. Graham Brown          George Clinton      Lakeside
Cameo                    Dazz Band                Vickie Winans       Andrae Crouch

     We distribute our products through traditional retail channels and the Internet. Domestically, we distribute our products through Platinum Distribution, our proprietary distribution system, and Universal Music and Video Distribution (Universal), our third party, major label distributor. We also serve as a distributor for various third party music labels located in the United States and Europe. We are also increasing our international sales efforts by establishing additional licensing agreements as well as production and distribution agreements on a territory-by-territory basis.

     We believe that continued consolidation in the entertainment industry, particularly the largest merger in music history between MCA/Universal and PolyGram, presents significant opportunities for growth for niche music companies like ours, as established artists become available to sign to our labels. We believe that our artist roster of both established and new artists, our music catalog and our expanding proprietary and Internet distribution capabilities positions us to take advantage of the opportunities that may become available due to changes in the music business.

     We were incorporated in Delaware in 1991. Our principal executive offices are located at 2001 Butterfield Road, Suite 1400, Downers Grove, Illinois 60515, and our telephone number is (630) 769-0033.

MARKETS

     GOSPEL

     CGI Platinum is a leader in the gospel market. We own a catalog of master recordings of some of the best-selling gospel music artists of all time, including: The Winans, Andrae Crouch, Walter Hawkins and Highway Q.C.s. Consistent with our belief that gospel music sales are artist-driven, rather than "hit" driven, we have acquired, and continue to pursue and produce, master recordings by established gospel artists who have a history of stable sales. A successful example of this strategy is the strong sales of the compilation TODAY'S GOSPEL MUSIC, which was created entirely from our existing catalog and has generated net sales in excess of 125,000 units since its June 1997 release.

     In 1998, CGI Platinum and its artists were recognized for their outstanding accomplishments including: being the second most charted gospel label of 1998 with 13 charted albums, according to BILLBOARD'S Top Gospel Label chart; GOSPEL'S GREATEST HITS #1, a compilation by various gospel artists, was named the No. 4 Top Gospel Catalog Album in 1998 by BILLBOARD; Vickie Winans was named one of the Top 10 Gospel Artists in 1998 by BILLBOARD; Vickie Winans and The Christianaires each received a 1998 Stellar Award, and House of Blues artist Cissy Houston received a 1998 Grammy Award for her album HE LEADETH ME. New releases for 1999 on CGI Platinum include albums by Witness, Vickie Winans, Mighty Clouds of Joy, James Hall and Walt Whitman and the Soul Children of Chicago.

     According to the Recording Industry Association of America (RIAA), gospel's share of the music market increased from 4.5% in 1997 to 6.3% in 1998, showing the greatest market growth of any genre. We believe we are well positioned with our roster of gospel artists and industry experience to take advantage of growth trends in the gospel music segment.

     ADULT CONTEMPORARY

     In 1993, River North established its presence in the adult contemporary genre by signing Peter Cetera, formerly the lead singer of the rock group Chicago and an established solo artist. By the end of 1998, ONE CLEAR VOICE, released in July 1995, and YOU'RE THE INSPIRATION (A COLLECTION), released in May 1997, had net sales in excess of 550,000 units in the U.S. YOU'RE THE INSPIRATION (A COLLECTION), an album that includes both new songs and re-recordings of some of his and Chicago's former No. 1 hits, has generated three hit singles, including the Top 5 DO YOU LOVE ME THAT MUCH. We plan a new release by Peter Cetera in 1999.

     In 1998, River North signed Dionne Warwick, an icon in American music with two No. 1 hits, 12 Top 10 hits, 31 Top 40 singles, 1 platinum album, 5 gold albums and 5 Grammy Awards to her name. In 1998, we released DIONNE SINGS DIONNE, which includes re-recordings of many of Dionne's classic hits as well as new material, and the first single from this album WHAT THE WORLD NEEDS NOW IS LOVE, a recording of the 1967 Bachrach/David hit featured performances by hip-hop artists including Bobby Brown, Coolio, Flesh-N-Bone, Kurput, Tyrese and others. We also plan a new release by Dionne Warwick in 1999.

     Other artists, such as The Beach Boys, The Band, Taylor Dayne and Kansas, allow us to produce and market artist-driven records that have both predictable sales and the potential to chart in the Top 10. New releases in 1999 include albums by recording artist and actress Crystal Bernard, including the title track DON'T TOUCH ME THERE which was Hot Shot Debut #29 on BILLBOARD'S Adult Contemporary chart its first week in release, and KARMA, a scheduled release by Rick Springfield which will include new material by this Grammy award winning pop artist, film and television personality.

     BLUES

     On our House of Blues label, we produce original recordings by established blues and gospel artists, including The Blues Brothers, Luther Allison, Derek Trucks, Taj Mahal, Phoebe Snow, JGB (formerly the Jerry Garcia
Band), Otis Rush and Larry McCray, as well as blues compilations that include music both from our catalog and licensed from other companies. Our joint venture with the House of Blues, which has music venues across the United States and opened its first House of Blues Hotel in Chicago, Illinois in 1998, allows us to market, promote and merchandise our music products on the popular House of Blues label and in the House of Blues venues and hotels. Otis Rush won a 1998 Grammy Award for Best Traditional Blues Album and has been nominated for a 1999 Handy Award for Contemporary Blues Album of the Year. Larry McCray was also nominated for a 1999 Handy Award for Blues Artist Most Deserving Wider Recognition.

     Many of our blues releases have charted in the Top 15 on BILLBOARD'S Blues Chart, including PAINT IT BLUE, a collection of songs by the Rolling Stones performed by celebrated blues artists which was listed as the No. 14 album of 1998. In 1999, we plan to release ESSENTIAL BLUES III, the third compilation in our ESSENTIAL BLUES compilation series; tribute albums to music greats Eric Clapton, Bob Dylan and Led Zeppelin; and MUSIC IN THE AIR, an album by gospel legends Dixie Hummingbirds, a commemorative CD marking the group's 70th anniversary and featuring artists such as Stevie Wonder and Paul Simon.

     COUNTRY

     In 1995, we established our country music operations in Nashville, originally targeting established and up and coming country artists, the latter of which are heavily dependent on costly radio promotions for their sales. By the end of 1997, we shifted our music strategy to focus principally on signing artists with an established fan base, thereby significantly reducing radio promotion expenses, and also focused on predictable sales with the "Classics Country" concept, which produces "latest and greatest" releases for classic country acts.

     Platinum Nashville has since expanded its artist roster to include country artists such as The Bellamy Brothers, Eddie Rabbitt, Crystal Gayle, The Gatlin Brothers, Earl Thomas Conley, Jo-El Sonnier and T. Graham Brown. WINE INTO WATER, a single by Platinum Nashville artist T. Graham Brown, was one of the most requested songs in 1998 on country radio. With continued album sales in 1999, WINE INTO WATER has been on the Top 40 R&R chart and BILLBOARD'S Top 40 Country Album Sales Chart for more than 20 weeks. T. Graham Brown was also nominated Nashville Music Award's Male Vocalist of the Year for 1998. A CELEBRATION OF LIFE by John Denver, which was released on our River North label, was also ranked by BILLBOARD as one of the Top Country Albums of the Year in 1998.

     In 1999, Platinum Nashville signed the Oak Ridge Boys, a world renowned country music group with 17 No. 1 hits and 34 Top 10 singles to their credit. In 1999, Platinum Nashville plans to release its first album by the Oak Ridge Boys, which will feature all four original members of the group for the first time since 1987.

     CLASSICAL/THEMED PRODUCTIONS/ADULT ORIENTED

     Intersound Classical is a leading creator of classical and theme-based products. Intersound Classical was named the No. 1 Top Budget Classical Label and Top Budget Classical Imprint of 1998 and Intersound Classical artist John Bayless was named as the No. 1 Top Budget Classical Artist of 1998. In 1998, their second year of release, NUTCRACKER CHRISTMAS was ranked No. 1, ROMANCE AND ROSES was ranked No. 3 and BEATLES GREATEST HITS was ranked No. 5 on BILLBOARD'S Top Budget Classical Album chart. Each of these three titles also ranked in the Top 5 of this chart for 1997. Intersound Classical's Reference Gold label was named the No. 4 Top Budget Classical Label and Top Budget Classical Imprint of the year and had the No. 2 (MOZART - GREATEST
HITS) and the No. 6 (BEETHOVEN -GREATEST HITS) Top Budget Classical Albums for 1998, according to BILLBOARD. In addition to various compilations, Intersound Classical plans to release up to 80 albums by the Royal Philharmonic Orchestra in 1999, which are master recordings we acquired during fiscal 1998.

     Intersound Classical produces themed-based products, which are generally music products arranged around a specific theme and often targeted to a specific demographic audience. We typically utilize our extensive catalog to release existing titles in this format. Our theme-based products range from the music of Hollywood and Broadway to recordings by such established artists as Dizzy Gillespie, Al Hirt, Doc Severinson and Ferrante & Teicher. We also release multi-disc packages such as BACH AND BAGELS and CLASSICS FOR KIDS, "best of" packages featuring select composers and music genres, religious and ethnic selections, music for various party themes and Christmas and various other holiday selections.

     During the past two years we have established a presence in new age music with such compilations as FULL MOON and INDIGO MOODS and the development of the Taliesin Orchestra, whose ORNICO FLOW - THE MUSIC OF ENYA spent more that 80 weeks on BILLBOARD'S Top Classical Crossover chart in 1997 and 1998. In 1999, we plan to release several albums pursuant to production/distribution agreements we have with Half Note, which will be live recordings from the legendary jazz club, the Blue Note Music Club, and EarthSea Records, which will include new releases and catalog re-releases by Peter Kater, new age artist and founder of EarthSea Records. Two new albums by Trammell Starks, the developer of the Taliesin Orchestra and producer of ORNICO FLOW - THE MUSIC OF ENYA, are also planned for release in 1999.

     URBAN/WORLD MUSIC

     Our urban music division focuses on several specialty niches, including rhythm and blues (R & B), funk, soul, dance, electronic, bass and hip-hop.
We have employed experienced management and staff well-versed in urban radio and promotion, including Hank Caldwell as Vice President and General Manager of urban music. Mr. Caldwell was previously president of Death Row Records and senior vice president of Epic Black Music. We intend to increase our offerings in this genre by signing and producing new recordings from established and new urban artists. In 1998, we released another album in our highly successful BOOTY MIX compilation series, which has had net sales of over 940,000 units. BOOTY MIX 4 is planned for release in 1999. Additional new releases for 1999 include: THE UNION PRESENTS ORGANIZED RHYMES, a collaboration featuring rap's hottest new talents; BASS BROTHERS VOLUMES I AND II; DOLLAR SOUNDTRACK, a compilation featuring artists including MC Breed and Too Short; and new recordings by The Spinners.

     Our catalog of electronic music includes critically-acclaimed releases by Trip Theory, Duke Mushroom and FREEDOM: THEE SOUND OF ZEN, a two-disc compilation featuring electronic's top DJs and composers including Fat Boy Slim and Crystal Method. We recently announced our joint venture with Pioneer Entertainment (USA) to develop and release ANIMETRONIC, a series of unique, multiple format music and video releases that combine Japanese animation with original, new electronic music compositions. The first ANIMETRONIC collection is planned for release during 1999.

     SONGS FROM THE HEART OF CUBA, a follow-up to the 1998 release RHYTHM &
SMOKE: THE CUBA SESSIONS, is also scheduled to be released in 1999. These two world music albums feature the talents of some of Cuba's finest musicians and were produced by Grammy nominated producer Daisuke Hinata, in Havana's historic SonoCaribe Studios.

     DVD

     Our Concert@Home DVD label presents the best in contemporary music events, as well as classic performances from the world's most popular entertainers. The superior digital video quality and surround sound of DVD creates a "front row seat" environment, plus a level of interactivity never before available in home video. Our DVD releases include: The Beach Boys' NASHVILLE SOUNDS, Roger Daltrey's A CELEBRATION: THE MUSIC OF PETE TOWNSHEND AND THE WHO, Harry Chapin's THE BOOK OF CHAPIN (SOUNDSTAGE), Luther Allison's LIVE IN PARADISE, George Clinton's LIVE AT THE HOUSE OF BLUES AT THE ATLANTA OLYMPICS, and The Taliesin Orchestra's FORBIDDEN FOREST. We are planning a number of DVD releases for 1999 including: BEST OF PLATINUM ADULT CONTEMPORARY VOL. 1, BEST OF PLATINUM COUNTRY VOL. 1 and CUBAMANIA, featuring the recordings of some of Cuba's most talented musicians.

DISTRIBUTION, SALES AND PROMOTION

     We distribute our products through a multi-channel system comprised of
(i) Platinum Distribution, our proprietary distribution system, (ii) Universal, our third party distributor, (iii) international distribution and
(iv) Internet distribution. In January 1999, we hired Brent Gordon, an industry veteran, to head all of our distribution channels as Senior Executive Vice President. Mr. Gordon was President of Sales and Operations for Pacific Coast One-Stop, a California-based music wholesaler, from August 1997 through December 1998, and served as Regional Vice President - Sales and Distribution, Marketing, and Operations at WEA Corp., from 1980 to 1997.

     PLATINUM SALES AND DISTRIBUTION

     We distribute most of our products through Platinum Distribution, our distribution and warehouse facility located at our offices in Roswell, Georgia. We have a salaried direct sales force that contact customers throughout the United States and Canada. In addition to our sales operation at our Roswell,

Georgia facility, we have regional sales offices located throughout the United States and Canada. Our sales personnel also support Platinum Distribution's marketing efforts with large retail customers. Additionally, we have sales personnel who cover specialty retail sectors, international customers, and record club and catalog customers.

     DISTRIBUTION THROUGH UNIVERSAL

     In May 1993, we entered an exclusive agreement with Universal, the largest distributor of recorded music in the world, according to the RIAA. Universal currently distributes releases on our River North, CGI Platinum and House of Blues labels domestically. We have retained the right to distribute our records through key-outlet sales, licenses or sales to record clubs, sales through Christian bookstore channels and other third party licenses of master recordings. For its services, Universal is entitled to a distribution fee based on sales volume of 15% to 18% of the net sales for all records distributed under the agreement, less reserves set aside against returns and credits. Our distribution fee to Universal is secured by all of our products in Universal's possession. The distribution agreement is effective until December 31, 2002.

     INTERNATIONAL DISTRIBUTION

     We distribute our products internationally by various means. We distribute products to international customers direct from Platinum
Distribution, via licensing agreements, and most recently, via    production
and distribution arrangements on a territory-by-territory basis. We believe that utilizing such means of international distribution will allow us to exploit our existing international licensing relationships, electronic media, and overseas manufacturing to increase revenues derived from international distribution. For example, in 1998, Platinum teamed with German-based in-akustik, one of Europe's leading music distribution and marketing companies, in a distribution and fulfillment agreement. The agreement allows in-akustik to distribute Platinum releases throughout Germany from a European operations center established and controlled by Platinum and managed by in-akustik. We believe that these relationships give us a greater sales presence in the European marketplace.

     DISTRIBUTION FOR THIRD PARTIES

     We utilize our distribution channels to facilitate distribution for the following third parties, which are generally small independent record labels specializing in particular genres of music:

                    Ruf Records              Ichiban Records
                    Power Records            Gator Records
                    Half Note Records        EarthSea Records

     INTERNET DISTRIBUTION

     During October 1998, we announced the debut of our website, www.PlatinumCD.com, and our equity investment and revenue sharing arrangement with musicmaker.com, the first and largest digital download and "burn and mail" company. We also joined with Amazon.com, a leader in the Internet industry, to provide customers who visit our new website access to hundreds of thousands of commercially available music titles, including access to our own titles. For specific limited time periods (usually two weeks), we provide MP3.com with promotional recordings for free download from their site. These promotionally downloaded songs encourage visits to our site for further evaluation of our product. As a result, traffic to our website increased dramatically from its opening in October 1998 through the end of calendar 1998. www.PlatinumCD.com allows consumers to buy music in four distinct ways:

- www.PlatinumCD.com allows customers to purchase CDs manufactured by our music labels for home delivery at discount prices. We fulfill these sales through Platinum Distribution, our proprietary distribution system.

- www.PlatinumCD.com allows customers to create customized CD compilations on a "burn and mail" basis, with consumers selecting individual tracks that will be recorded to their own unique compact disc and shipped to them within 48 hours through musicmaker.com, the first and largest custom CD and music download resource on the Internet. We have an equity interest in musicmaker.com and a licensing and profit sharing arrangement with musicmaker.com for these sales.

- www.PlatinumCD.com allows customers to create customized CD compilations through musicmaker.com by downloading tracks through Secure MP3 or Liquid Audio to a customer's personal computers. These digital audio files can then be transferred from the computer to a customer's own CD-Recordable device. We have an equity interest, a licensing, and a profit sharing arrangement with musicmaker.com for these sales.

- www.PlatinumCD.com gives customers access to hundreds of thousands of commercially available titles via our affiliation with Amazon.com. We receive referral revenues from the sale of such titles.

     We believe that diversity of our distribution channels will help us absorb shifts in audience taste and the economy and provide the foundation for our expansion into additional markets.

LIBRARY

     We own or control the copyrights to over 13,000 master recordings. Our library contains significant catalogs of classical, urban, adult contemporary, blues, gospel and country music. We intend to continue to expand, diversify and exploit our catalog. We also intend to continue to create compilation products with masters from our catalog and selections licensed from third parties.

RELATIONSHIPS WITH ARTISTS

     CONTRACT TERMS

     We seek to contract with artists on an exclusive basis for the marketing of their recordings in return for a royalty based on the net sales of the recordings. Generally, we seek to obtain rights on a worldwide basis. A typical contract with an artist may provide for multiple albums to be delivered, with advances against royalties being paid upon delivery of each album, although advances are often made prior to recording. We generally have an option to take each album that the artist is contracted to deliver, exercisable within an agreed period of time, usually a few months following delivery of the previous album. Normally, if an option is not exercised, the artist has no obligation to deliver additional albums. Provisions in contracts with established artists vary considerably, and may, for example, require us to release a fixed number of albums and/or contain an option exercisable by us covering more than one album. We seek to obtain rights to exploit product delivered by the artist for the life of the product's copyright. Under the contracts, advances are normally recoupable against royalties paid to the artist. We also seek to recoup a portion of certain marketing and tour support costs, if any, against artist royalties.

     RECORDING

     Recording contracts either provide that the artist deliver completed recordings or that we undertake the recording with the artist. If the recording costs are advanced by Platinum, they are added to the advances paid to the artist and recouped against royalties payable to the artist. Our staff is generally involved in selecting producers, recording studios, any additional musicians needed and songs to be recorded, as well as supervising the output of recording sessions. For experienced artists, such involvement may be minimal.

     OPTION PROGRAM

     We have granted and intend to continue to grant stock options to certain artists as an inducement to sign with our labels. We expect that these stock options will be granted based on the achievement of identified sales and other performance milestones. We will evaluate the use of options on a case by case basis based on our assessment of the cost of making cash advances to the artist, the sales potential of the artist and the financial impact of granting such options. Under the current industry practice, cash advances to an artist are recouped from royalties payable to the artist from record sales. Because artist options would not be subject to recoupment, we believe that such options will provide a valuable method of attracting, signing and retaining artists while maintaining appropriate economic incentives for the artists.

PRODUCTION AND MANUFACTURING

     We are a full service record company with an art department that provides design and finished film for print-ready manufacturing of record cover design. We manufacture our finished music products through third party arrangements. We coordinate all of our manufacturing of finished music products through our Roswell, Georgia facility.

INTELLECTUAL PROPERTY

     Our business, like that of other companies involved in recorded music, primarily rests on ownership, control and exploitation of musical works and sound recordings. Our music products are protected under applicable domestic and international copyright laws. In addition, we own or control the copyrights to over 13,000 master recordings.

     Although circumstances vary from case to case, rights and royalties relating to a particular recording typically operate as follows: When a recording is made, copyright in that recording vests either in the recording artist (and is licensed to the recording company) or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vests either in the writer (and is licensed to the music publishing company) or in the publishing company itself. Artists generally record songs that are controlled by music publishers. We obtain the rights to reproduce such songs on soundcarriers from music publishers or collection societies on their behalf. The manufacture and sale of a soundcarrier results in royalties being payable by the record company to the publishing company at industry agreed or statutory rates for the use of the composition (and the publishing company in turn pays a royalty to the writer) and by the record company to the recording artist for the use of the recording. We operate in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use.

LICENSING

     We are engaged in licensing activity involving both the acquisition of rights to certain master recordings and compositions for our own projects and the granting of rights to third parties in the master recordings and compositions we own or control. We typically obtain an ownership or co-ownership interest in all newly-recorded compositions appearing on albums released by Platinum that are written by the artists performing the compositions. The rights to use all other compositions appearing on albums or audiovisual works are obtained from the publishers of those compositions under agreements that, for albums, are called mechanical licenses, which are often issued through a central agency, and for audiovisual works are called synchronization licenses. The mechanical license fee is customarily indexed to a statutory rate established under the United States Copyright Act, which currently is 7.1 cents for a performance of up to five minutes and higher for performances of greater length. Although fees for synchronization licenses vary from set fees to percentages of sales price, the fee often corresponds to the statutory rate for mechanical licenses. We typically issue our own mechanical and synchronization licenses to third parties when compositions from our own catalog are used by others. The availability and terms of such cross-licensing arrangements are generally made possible by industry practices based on reciprocity.

     Performance rights in compositions we own are enforced under agreements we have with the performing rights organizations, American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI) and SESAC, Inc., (SESAC) which license commercial users of music such as radio and television broadcasters, restaurants and retailers and disburse collected fees based upon the frequency and type of performances they identify. Print publishing rights in our owned compositions are either directly licensed by us to third party users or are enforced through agencies such as Christian Copyright Licensing International, which issues print licenses to churches and other organizations and collects and disburses the fees.

     We often obtain, pursuant to license agreements, the right to use master recordings owned by others, either in original album form or for compilation projects. Although the terms of such agreements vary, they are typically for a period of three to five years and involve the payment of a royalty in the range of five to eight cents for the use of individual masters and between 16% and 20% of suggested retail price for complete original albums. We typically license to others only the right to use individual masters for compilation projects under terms similar to the terms under which we obtain master license rights. Should such industry practices change, there can be no assurance that we will be able to obtain licenses from third parties on satisfactory terms. If we are unable to obtain such licenses, our business, particularly with respect to compilation products, could be adversely affected.

COMPETITION

     Our success depends, among other things, on the skill and creativity of our employees and on their relationships with artists. We face intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. We compete directly with other record companies, including the five major record companies, BMG Entertainment, EMI, Universal Music Group, Sony Music Entertainment and Warner Music, as well as other record and music publishing companies. We compete against these companies for the signing of established and new artists and songwriters and the acquisition of music catalogs. Many of our competitors have significantly longer operating histories, greater financial resources and larger music catalogs. Our ability to compete successfully will be largely dependent upon our ability to build upon and maintain our reputation for quality music products and to introduce music products that are accepted by consumers.

EMPLOYEES

     As of April 14, 1999, we employed 149 employees, of whom 35 were located in our Downers Grove, Illinois office, 103 were located in our Roswell, Georgia facility, and 11 were located in our Nashville, Tennessee office. Of such employees, 89 were engaged in marketing, sales and related customer services, 31 were engaged in administration and accounting, 11 were engaged in legal, royalty and publishing services and 18 were engaged in production.

     None of our employees is represented by a labor union. We have not experienced any work stoppage and we consider relations with our employees to be good.

ITEM 2.  FACILITIES

     Our corporate headquarters are in Downers Grove, Illinois. We currently lease a 12,250 square foot office facility, which lease expires April 30, 2003. This facility houses our corporate offices, as well as management, accounting, royalties, legal affairs, sales staff and an art department. We also lease a facility in Roswell, Georgia which houses our warehouse and distribution centers, production studios, an art department and marketing and promotion operations. This facility contains 59,334 square feet and has a lease term expiring December 31, 1999. We lease 10,120 square feet of additional warehouse space near the Roswell, Georgia facility which lease also expires December 31, 1999. We also lease sales offices in Minneapolis, MN, Dallas, TX, and Toronto, Ontario under various short-term leases. In addition, we lease 3,200 square feet of office space in Nashville, Tennessee, pursuant to a lease expiring October 31, 2000, that houses the promotional staff of Platinum, the staff of Platinum Nashville and staff from our publishing department.

     We believe our facilities are in good condition. In connection with the expansion of our proprietary distribution operations, we are planning to move our facilities in Roswell, Georgia to a larger location in the same area. We have located a prospective property and are currently in lease negotiations for such property.

ITEM 3.  LEGAL PROCEEDINGS

     On March 31, 1999, we settled our pending litigation with JCSHO, Inc. entitled JCSHO, INC. F/K/A INTERSOUND, INC. V. PLATINUM ENTERTAINMENT, INC., No. 97-2479 MJD/AJB (D. Minn.). The parties determined that JSCHO would retain 306,122 shares (60%) of the 510,203 shares of our Common Stock issued to JCSHO in connection with our acquisition of Intersound in 1997 which were held in escrow pending resolution of this litigation and that JSCHO would return 204,081 (40%) shares to us. We also agreed to issue Donald R. Johnson, a shareholder and former employee of Intersound, Inc., 20,000 shares of our Common Stock. The settlement results in a reversal of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. and the recognition of a gain of approximately $1,000,000. This settlement results in the mutual release of all claims and actions the parties have or ever had against each other arising from conduct occurring before March 31, 1999, including all claims that were asserted or that could have been asserted by Donald R. Johnson, a shareholder and former employee of Intersound, Inc., in the action entitled DONALD R. JOHNSON V. INTERSOUND, INC. (DEL), F/K/A RIVER NORTH STUDIOS, INC., No. E-64885, Superior Court in Fulton County Georgia. The parties will be filing all documents necessary to effectuate the dismissal with prejudice, and without attorneys' fees and costs, of all claims asserted in the pending litigation.

     On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the Superior Court of Fulton County, State of Georgia, captioned ICHIBAN RECORDS, INC. v. PLATINUM ENTERTAINMENT, INC., Civil Action No. 1999 CV 07215, seeking termination of its distribution agreement with us and damages in excess of $10,000,000, for alleged breaches of its distribution agreement by us. Ichiban Records, Inc. also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption. While we have obtained copies of the two complaints, we have not been served with any summons in the action. In the event Ichiban Records, Inc. elects to proceed with the action, we will pursue our counterclaims against Ichiban Records, Inc. and its principals for damages incurred by us as a result of breaches of the distribution agreement by Ichiban Records, Inc., for injunctive relief barring Ichiban Records, Inc. from terminating the distribution agreement and for recovery of advances and other monies owed by Ichiban Records, Inc. to us. We believe the claims of Ichiban Records, Inc. are without merit and that the matter will be successfully resolved without a material impact on our financial position or results of operations. However, because the lawsuit is at an early stage, there can be no assurances that the matter can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

     We are a party in various lawsuits which have arisen in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock trades on the Nasdaq National Market under the symbol "PTET." The following table sets forth for the periods indicated the high and low closing prices of our Common Stock, as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.


                                                               Price range of Common Stock
                                                               ---------------------------
                                                                     High       Low

Fiscal year ended May 31, 1997:
     First quarter                                                  $19.250    $13.750
     Second quarter                                                  16.250      8.500
     Third quarter                                                    8.500      6.000
     Fourth quarter                                                   7.000      5.000

Seven months ended December 31, 1997*:
     Three months ended August 31, 1997                             $ 7.250    $ 5.375
     Three months ended November 30, 1997                             8.500      4.875
     One month ended December 31, 1997                                6.750      5.000

Fiscal year ended December 31, 1998:
     First quarter                                                  $ 7.438    $ 5.375
     Second quarter                                                  13.750      6.563
     Third quarter                                                   10.125      4.000
     Fourth quarter                                                   8.875      4.000

Fiscal year ended December 31, 1999:
     First quarter                                                  $ 8.875    $ 5.063

* Effective December 1997, we changed our fiscal year from May 31 to December 31.

     At April 13, 1999, there were approximately 134 stockholders of record and 6,784,407 shares outstanding.

     During July 1998, we issued 53,055 shares of our Common Stock, valued at $400,000 or $7.54 per share, to Tring International Plc, in connection with a purchase agreement whereby we purchased exclusive North American rights to selected sound recordings by The Royal Philharmonic Orchestra.

     In order to raise additional capital, during December 1998, we issued an aggregate 416,665 shares of our Common Stock to Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Technology Fund, L.P., each unrelated parties, at a per share price of $6.00, which price approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale. We received $2,500,000 in consideration during January 1999 for this sale.

     These sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth our selected consolidated statements of operations and consolidated balance sheet data as of the dates and for the periods indicated. Effective December 31, 1997, we changed our fiscal year from May 31 to December 31. The selected consolidated financial data as of and for the year ended December 31, 1998, the seven months ended December 31, 1997, the years ended May 31, 1997, 1996 and 1995, and the five months ended May 31, 1994, listed below have been derived from our audited consolidated financial statements. The selected consolidated financial data for the unaudited years ended December 31, 1997 and 1996 and the unaudited seven months ended December 31, 1996, were prepared in accordance with generally accepted accounting principles; in the opinion of management, the financial statements for these periods reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the results of operations shown.

     The following table also reflects earnings before interest, other financing costs, equity gain (loss), taxes, depreciation and amortization (EBITDA). EBITDA is a non-GAAP financial metric utilized by management and is intended solely to provide additional information to investors.

     Certain prior period amounts in the financial statements and related notes have been reclassified to conform with the current year presentation. Effective with the third quarter of 1998, we changed our method for reporting product returns in the statements of operations and balance sheet. While there is no impact on gross margins for operations previously reported, a reclassification between returns and cost of sales in the statements of operations has been made to prior period amounts to reflect returns activity consistently with our current reporting practices. In addition, inventory and royalties payable, as impacted by returned product, have been restated from amounts previously reported on the balance sheet.

     The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.



                                                                     Seven months ended                                     Five
                                   Year ended December 31               December 31              Year ended May 31          months
                               ------------------------------       --------------------    ----------------------------    ended
                               ------------------------------       --------------------    ----------------------------    May 31
                                 1998       1997       1996           1997       1996         1997       1996      1995      1994
                                        (UNAUDITED) (UNAUDITED)              (UNAUDITED)

                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Gross revenues                 $ 56,314   $ 60,559   $ 21,157       $ 35,294   $ 12,878      $ 38,757  $ 20,121  $ 12,782   $ 3,527
Net revenues (1)                 40,616     34,797     15,242         18,280      9,773        25,418    14,416     8,547     2,943
Gross profit (1)                 11,275     13,074      2,733          4,871      3,506        11,707     4,236     4,204       490
Merger, restructuring and
  one-time costs (2)                  -      5,326          6          3,100          6         2,231         -         -         -
EBITDA (1)                       (9,515)   (12,012)    (6,167)       (10,545)    (2,195)       (3,665)   (3,781)   (4,596)     (862)
Operating loss (1)              (11,570)   (13,847)    (6,430)       (11,607)    (2,394)       (4,638)   (3,937)   (4,729)     (901)
Interest expense                 (2,661)    (4,324)      (229)        (2,944)        (7)       (1,385)     (570)     (157)      (28)
Other financing costs              (344)    (4,791)         -         (1,258)         -        (3,533)        -         -         -
Loss from continuing
  operations (1)                (14,797)   (23,533)    (6,417)       (16,446)    (2,265)       (9,354)   (4,401)   (4,840)     (929)
Loss from discontinued
  operations                          -          -       (226)             -          -             -      (226)   (4,684)     (755)
Net loss (1)                    (14,797)   (23,533)    (6,643)       (16,446)    (2,265)       (9,354)   (4,627)   (9,524)   (1,684)
Less: Preferred dividends
  requirements (3)               (2,824)         -       (602)             -          -             -      (602)        -         -
Loss applicable to
  common shares (1)            $(17,261)  $(23,533)  $ (7,245)      $(16,446)  $ (2,265)     $ (9,354) $ (5,229) $  (9,524) $(1,684)

Basic and diluted loss
  per common share (4):

Loss from continuing
  operations (1)               $  (3.07)  $  (4.52)  $  (1.54)      $  (3.14)  $  (0.44)     $  (1.82) $  (1.71) $   (2.12)
Loss from discontinued
  operations                          -          -      (0.13)             -          -             -     (0.08)     (2.05)
                               ------------------------------------ ------------------------ --------------------------------
Net loss (1)                   $   (3.07) $  (4.52)  $  (1.67)      $  (3.14)  $  (0.44)     $  (1.82) $  (1.79) $   (4.17)
                               ------------------------------------ ------------------------ --------------------------------
                               ------------------------------------ ------------------------ --------------------------------

Weighted average number of
   common shares
   outstanding (4)             5,732,661  5,206,964  4,548,151      5,232,030  5,112,066     5,136,830 2,925,987 2,284,090


BALANCE SHEET DATA:

Cash and cash equivalents      $      12                            $      11                $      53 $   8,222 $      87  $     9
Working capital (deficit) (5)    (29,980)                             (16,469)                 (22,953)   12,055    (9,129)  (4,117)
Total assets (1)                  56,978                               48,463                   58,308    18,991     5,737    4,544
Long-term obligations
  (including current portions)         -                               25,000                    5,000         -         -    1,140
Redeemable preferred stock (3)         -                                    -                        -         -     5,423        -
Total stockholders' equity
  (net capital deficiency) (1)     7,918                               12,375                    7,866    15,215   (12,321)  (3,302)

(1) During January 1997, we purchased substantially all of the assets of Intersound, Inc. for consideration of $24,000 in cash, $5,000 in convertible subordinated debentures and the assumption of certain liabilities. Intersound, Inc.'s primary business was the production, distribution, marketing and sale of music for classical, urban, gospel and country genres. The acquisition was accounted for by the purchase method of accounting and the purchase price of approximately $41,000, including assumed liabilities, exceeds the fair value of the assets acquired by $6,098, which represents goodwill. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values. The amounts allocated to music catalog, music publishing rights and goodwill are being amortized over 25 years using the straight-line method.

     We determined the purchase price allocation for the assets purchased and liabilities assumed from Intersound, Inc., as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, we ascertained that the purchase value allocated to certain purchased assets exceeded their fair market values by approximately $1,150. In addition, we identified $4,051 of returned product which we believe relates to product that had been sold prior to our purchase of Intersound, Inc. Had these matters been identified by us at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent impact to the income statement. As these matters were not identified at the time of purchase or shortly thereafter, we were required to reflect these amounts in our results of operations for the seven months ended December 31, 1997, resulting in a nonrecurring charge to operations of $3,500. The returned product of $4,051 is reflected in net revenues with corresponding offsets of $1,701 to cost of sales; the asset write-down of $1,150 was also included in cost of sales. These matters were subject of the action entitled JCSHO, INC. F/K/A INTERSOUND, INC. V. PLATINUM ENTERTAINMENT, INC., (D. Minn.) which were settled on March 31, 1999 (see "Item 3. Legal Proceedings").

(2) As a result of the acquisitions completed during the fiscal year ended May 31, 1997, we incurred significant costs to merge and restructure our business with the acquired companies. Such merger and restructuring costs included severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs were $251 and $1,700 during the seven months ended December 31, 1997, and the year ended May 31, 1997, respectively, relating primarily to severance costs and a distribution termination fee. The restructuring was substantially completed at December 31, 1997. Such restructuring resulted in shifts in the selling and promotion efforts of our country label and in-house sales department and a shift in third party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the year ended May 31, 1997, included write-offs of artist advances of approximately $600 in areas for which we have chosen to redirect our resources. These costs were classified as merger, restructuring and one-time costs and were included in our operating losses.

     During June 1998, we executed a settlement agreement with K-tel International, Inc., whereby we mutually agreed to settle our claims to $1,750 we had deposited in escrow pursuant to a purchase and sale agreement signed by us and K-tel International, Inc. during March 1997, and terminated by us during September 1997. Pursuant to this settlement agreement, each party received 50% of the escrowed amount. We fully reserved the $1,750 in escrow prior to December 1997, and expensed approximately $1,100 of legal, accounting and other incremental costs related to this transaction. Accordingly, our selling, general and administrative expenses for 1998 are net of $875 received from this settlement.

(3) For the year ended December 31, 1998, dividends of $2,824 accrued on the Series B and Series C Convertible Preferred Stock outstanding. For the year ended May 31, 1996, dividends of $602 accrued on Series A-1 Redeemable Non-Convertible Preferred Stock, which were paid concurrent with the redemption of that stock during March 1996.

(4) Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted-average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. The total of such securities at December 31, 1998, was 10,700,509. Such effect was not dilutive in any of the periods indicated.

(5)  Includes short-term debt for all periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this section should be read together with the consolidated financial statements and related notes contained elsewhere herein.

OVERVIEW

     Our primary business is the production, distribution, marketing and sale of music. Our pre-recorded music products include new releases, typically by established artists, as well as compilations featuring various artists and repackagings of previously recorded music from our master music catalog and
under licenses from third party record companies.   We sell music products,
including compact discs, tape cassettes and digital versatile discs (DVDs) mainly to retailers and wholesalers primarily in the United States. We currently release music in a variety of genres including classical, urban, adult contemporary, blues, gospel and country and on our Intersound Classical, Platinum, River North, House of Blues, CGI Platinum and Platinum Nashville labels. Our headquarters are located in Downers Grove, Illinois, our primary distribution facility is located in Roswell, Georgia, and we have a promotional office in Nashville, Tennessee.

     We distribute our products through a multi-channel system comprised of
(i) Platinum Distribution, our proprietary distribution system, (ii) Universal Music and Video Distribution (Universal), our third party, major label distributor, (iii) internationally, primarily through licensing agreements as well as production and distribution agreements on a territory-by-territory basis and (iv) Internet distribution. We are increasing the volume of products distributed through Platinum Distribution compared to Universal; this results in reduced incremental costs per record sold, due to the lack of a third party distribution fee. Our gross revenues through Universal were $2,363,000 and $6,979,000 for the fourth quarter of 1998 and 1997, respectively, reflecting a 66% decrease from the prior period, and $16,922,000 and $21,010,000 for fiscal 1998 and 1997, respectively, reflecting a 19% decrease from the prior period.

     During the fourth quarter of 1998, a plan was approved to move our distribution facilities in Roswell, Georgia to a new, larger facility. The move is planned to take place during spring of 1999. This new facility is intended to enable us to perform more efficiently and provide the necessary space for anticipated growth. In preparation for the move, we reduced the carrying cost of a significant amount of our older catalog titles resulting in a substantial write-down of approximately $1,000,000. This write-down was recognized in anticipation of the disposal of these titles rather than incurring the cost of moving these titles to the new distribution facility. Accordingly, provisions have been made in our financial statements at December 31, 1998, related to these titles.

     We are also increasing our international sales efforts by establishing additional licensing agreements as well as production and distribution
agreements on a territory-by-territory basis.   In 1998, our international
revenues grew to $1,400,000 from $500,000 in the prior year. We believe international revenues will continue to be a strong growth area for our products.

     While we have historically distributed records for a limited number of outside labels, it is our strategy to increase the volume of outside labels we distribute in order to generate additional revenues and to expand our Platinum Distribution system. Under these arrangements, we generate a distribution fee of approximately 20% to 30%, depending on the volume and range of services provided. The gross margin from these sales ranges from a low of 6% (for third party product distributed by Universal to which we owe a distribution fee) to 27% (for product distributed through our proprietary systems). These activities represented 12% of our gross revenues in the year ended December 31, 1998, as compared to 4% in the year ended May 31, 1996.
We believe that increasing the volume of products distributed for select third parties will contribute significantly to offsetting the fixed costs of maintaining Platinum Distribution as well as provide incremental revenue and income. We intend to pursue additional third party distribution opportunities in the future.

     In 1998, we added distribution via the Internet as a distribution channel. In October, we announced the debut of our website, www.PlatinumCD.com, and our equity investment and revenue sharing arrangement with musicmaker.com, Inc. (musicmaker.com), the first and largest digital download and "burn and mail" company. Through musicmaker.com our customers can create custom compilation CDs or download songs onto the hard drive of their own computers using Liquid Audio and Secure-MP3, two downloading formats used to protect the copyrights of the record label and the recording artist. We also joined with Amazon.com, a leader in the Internet commerce industry, to provide customers who visit our website access to hundreds of thousands of commercially available titles.

     During the fiscal year ended May 31, 1997, we completed several acquisitions: (i) substantially all of the assets of R.E.X. Music, Inc.,
(ii) substantially all of the assets of Double J Music Group, (iii) a 50% interest in the House of Blues Music Company and (iv) substantially all of the assets of Intersound, Inc.

     As a result of these acquisitions, we incurred significant costs to merge and restructure our business with the acquired companies. Such merger and restructuring costs included severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs were $251,000 and $1,700,000 during the seven months ended December 31, 1997, and the year ended

May 31, 1997, respectively, relating primarily to severance costs and a distribution termination fee. The restructuring was substantially completed at December 31, 1997. Such restructuring resulted in shifts in the selling and promotion efforts of our country label and in-house sales department and a shift in third party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the year ended May 31, 1997, include write-offs of artist advances of approximately $600,000 in areas for which we have chosen to redirect our resources. These costs were classified as merger, restructuring and one-time costs and were included in our operating losses.

     We determined the purchase price allocation for the assets purchased and liabilities assumed from Intersound, Inc., as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, we ascertained that the purchase value allocated to certain purchased assets exceeded their fair market values by approximately $1,150,000. In addition, we identified $4,051,000 of product returns which we believe relate to product that had been sold prior to our purchase of Intersound, Inc. Had these matters been identified by us at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent impact to the income statement. As these matters were not identified at the time of purchase or shortly thereafter, we were required to reflect these amounts in our results of operations for the seven months ended December 31, 1997, resulting in a nonrecurring charge to operations of $3,500,000. The returned product of $4,051,000 is reflected in net revenues with corresponding offsets of $1,701,000 to cost of sales; the asset
write-down of $1,150,000 was also included in cost of sales.   These matters
were subject of an action entitled JCSHO, INC. F/K/A/ INTERSOUND, INC. V. PLATINUM ENTERTAINMENT, INC., (D. Minn.) which was settled on March 31, 1999 (see "Item 3. Legal Proceedings").

     Product sales are recognized upon shipment. In accordance with industry practice, our music products are sold on a returnable basis. Our allowance for future returns is based upon our historical returns, SOUNDSCAN data, and the return rate of Universal. Our returns as a percentage of gross revenues were 22%, 37%, 42%, 18%, 28% and 25% for the years ended December 31, 1998 and 1997, the seven months ended December 31, 1997 and 1996, and the years ended May 31, 1997 and 1996, respectively. Our historical returns experience has been adversely impacted by several factors. As discussed above, we experienced excessive returns of Intersound, Inc. product during the seven months ended December 31, 1997, that we believe related to Intersound, Inc. prior to our acquisition. In addition, as a result of the acquisitions completed during the fiscal year ended May 31, 1997, including Intersound, Inc., we terminated our relationship with Riverside Book and Bible House, Inc. (Riverside) for fulfillment of Platinum Christian Distribution.
Platinum Christian Distribution fulfillment is now handled by our internal distribution system. As a result, we experienced unusually high returns of our product through the Riverside distribution channel as customers were allowed a limited time to return products before returns were no longer accepted from previous Riverside sales. In addition, we ceased relations with certain customers who consistently failed to pay on a timely basis, prompting an unusually high returns experience from these customers. It is our policy to inventory all returned product and resell such product at market value. The excessive product returns during the fiscal year ended May 31, 1997, are primarily close-out items. These items have been inventoried and are valued at the lower of cost or market. Some of these items were included in the write-down in anticipation of the facility move, as discussed above.

     During June 1998, we executed a settlement agreement with K-tel International, Inc., whereby we mutually agreed to settle our claims to $1,750,000 we deposited in escrow pursuant to a purchase and sale agreement signed by us and K-tel International, Inc. during March 1997, and terminated by us during September 1997. Pursuant to this settlement agreement, each party received 50% of the escrowed amount. We fully reserved the $1,750,000 in escrow prior to December 1997 and expensed approximately $1,100,000 of legal, accounting and other incremental costs related to this transaction. Accordingly, our selling, general and administrative expenses for 1998 are net of $875,000 received from this settlement.

     We require significant recurring funds for artist and repertoire (A&R) expenses, which include recorded music costs. We make substantial payments each year for recording costs and advances to artists and producers in order to maintain and enhance our artist roster. Advances to established artists and producers and direct costs associated with the creation of record masters are capitalized and are charged to cost of sales as the related albums earn revenues or when the amounts are determined to be unrecoverable.

     We have historically sustained losses, in part due to the high costs associated with the establishment and expansion of our activities. We believe that the significant investments made to date will enhance our future profitability. Prior to March 1996, a significant portion of our losses resulted from the operation of our River North recording studio. During the fiscal year ended May 31, 1995, we decided to discontinue this business and disposed of our River North studio operations in conjunction with the initial public offering of our Common Stock during March 1996.

RESULTS OF OPERATIONS

     During February 1998, our Board of Directors resolved to change our fiscal year, formerly May 31, to a calendar year, effective December 31, 1997. This change in fiscal year conforms our fiscal periods to the quarterly and semi-annual periods for which we report royalties to our recording artists and publishers as well as the annual term of our distribution agreement with Universal.

     Effective with the third quarter of 1998, we changed our method for reporting product returns in the statements of operations and balance sheet. While there is no impact on gross margins for operations previously reported, a reclassification between returns and cost of sales in the statements of operations has been made to prior period amounts to reflect returns activity consistently with our current reporting practices.

     The following table sets forth for the periods indicated the percentage of gross revenues represented by certain items included in our "Consolidated Statements of Operations." Operating performance for any period is not necessarily indicative of performance for any future periods.


                                                                            Seven months
                                                 Year ended                    ended                    Year ended
                                                 December 31                December 31                    May 31
                                                1998    1997               1997      1996               1997    1996
                                            ------------------------    -----------------------     ------------------------

Gross revenues

    Platinum labels                              85%      93%                93%      87%                 91%     90%
    Distributed labels                           12%       4%                 4%      10%                  5%      1%
    Licensing, publishing and other               3%       3%                 3%       3%                  4%      9%
                                            ------------------------    ------------------------     -----------------------
    Total gross revenues                        100%     100%               100%     100%                100%    100%
Less: Returns                                   -22%     -37%               -42%     -18%                -28%    -25%
Less: Discounts                                  -6%      -5%                -6%      -6%                 -6%     -4%
                                            ------------------------    ------------------------     -----------------------
Net revenues                                     72%      58%                52%      76%                 66%     71%
Cost of sales                                    52%      36%                38%      49%                 35%     51%
                                            ------------------------    ------------------------     -----------------------
Gross profit                                     20%      22%                14%      27%                 31%     20%
Other operating expenses:
Selling, general and administrative              37%      33%                35%      44%                 34%     40%
Merger, restructuring and one-time costs          -        9%                 9%       -                   6%      -
Depreciation and amortization                     4%       3%                 3%       2%                  3%      1%
                                            ------------------------    ------------------------     -----------------------
                                                 41%      45%                47%      46%                 43%     41%
                                            ------------------------    ------------------------     -----------------------
Operating loss                                  -21%     -23%               -33%     -19%                -12%    -21%
Interest income                                   -        -                  -        1%                -         1%
Interest expense                                 -5%      -7%                -8%     -                   -4%      -3%
Other financing costs                            -1%      -8%                -4%     -                   -9%       -
Equity gain (loss)                               -        -1%                -2%     -                    -        -
                                            ------------------------    ------------------------     -----------------------
Loss from continuing operations                  -27%    -39%               -47%     -18%                -25%    -23%
Discontinued operations:
Loss on disposal                                  -       -                  -        -                   -       -1%
                                            ------------------------    ------------------------     -----------------------
Loss from discontinued operations                 -       -                  -        -                   -       -1%
                                            ------------------------    ------------------------     -----------------------
Net loss                                         -27%    -39%               -47%     -18%                -25%    -24%
Less:  Preferred dividend requirements            -5%     -                  -        -                   -       -3%
                                            ------------------------    ------------------------     -----------------------
Loss applicable to common shares                 -32%    -39%               -47%     -18%                -25%    -27%
                                            ------------------------    ------------------------     -----------------------
                                            ------------------------    ------------------------     -----------------------


FISCAL YEAR ENDED DECEMBER 31, 1998, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)

     GROSS REVENUES. Gross revenues decreased $4,245,000 or 7% to $56,314,000 for the fiscal year ended December 31, 1998, compared to the prior fiscal year; however, net revenues increased $5,819,000 or 17% to $40,616,000 for the fiscal year ended December 31, 1998, compared to the prior fiscal year, primarily as a result of improved returns experience (see "Overview"). We significantly reduced our direct to consumer sales of which approximately $3,000,000 in gross revenues were recognized during the prior fiscal year. We also experienced decreases in gross revenues through Universal. Gross revenues through Universal were down $4,616,000 or 66% in the fourth quarter of 1998 and $4,088,000 or 19% in 1998 compared to the prior year. Universal purchased our former third party, major label distributor, PolyGram Group Distribution, during the summer of 1998. These decreases were in part offset by increases in gross sales from the distribution of third party product over the prior year, representing 12% of current year gross revenues compared to only 4% in the prior year. This increase is primarily due to distribution of third party labels we signed during 1998. Our notable releases shipped during 1998 included the urban compilation BOOTY MIX 3, pop artist Taylor Dayne's NAKED WITHOUT YOU, gospel Stellar Award winner Vickie Winans' LIVE IN DETROIT, country singer T. Graham Brown's WINE INTO WATER, and numerous releases from our classical catalog, which ranked #1 on BILLBOARD'S Budget Classical Chart.

     RETURNS. We record an estimate of future returns at the time product is sold (see "Overview"). Returns as a percentage of gross revenues were 22% for the fiscal year ended December 31, 1998, compared to 37% for the prior fiscal year. The decrease relates to unusually high returns activity for the prior period, as discussed in the "Overview."

     DISCOUNTS. Discounts as a percentage of gross revenues remained relatively unchanged at 6% for the fiscal year ended December 31, 1998, compared to 5% for the prior fiscal year.

     COST OF SALES. Cost of sales as a percentage of gross revenues increased to 52% for the fiscal year ended December 31, 1998, from 36% for the prior fiscal year. The increase is partially due to the increase in third party label sales, for which we receive a distribution fee which is less than gross margins derived from our own releases. We also incurred significant A&R costs associated with current and future releases by artists such as Dionne Warwick, Taylor Dayne, The Beach Boys, The Band and Kansas, which all or a portion of such costs were expensed as incurred. In addition, we wrote-down certain inventory titles to facilitate a planned warehouse move, as discussed in the "Overview." Such write-down added $1,000,000 to cost of sales.

     GROSS PROFIT. Gross profit decreased $1,799,000 or 14% to $11,275,000 for the fiscal year ended December 31, 1998, compared to $13,074,000 for the prior fiscal year. As a percentage of gross revenues, gross profit decreased slightly to 20% for the current fiscal year compared to 22% for the prior fiscal year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,030,000 or 5% to $20,790,000 for the fiscal year ended December 31, 1998, compared to the prior fiscal year. Selling, general and administrative expenses as a percentage of gross revenues increased to 37% for the current fiscal year from 33% for the prior fiscal year. This increase relates to the expansion of our urban label and costs associated with the development of our Internet and proprietary distribution capabilities.

     MERGER, RESTRUCTURING AND ONE-TIME COSTS. During the fiscal year ended December 31, 1997, we incurred significant costs to merge and restructure our business through various acquisitions. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. In addition, we terminated an agreement to purchase certain business assets of K-tel International, Inc. during September 1997. As a result, earnest monies we deposited in escrow of $1,750,000 were fully reserved and recorded as one-time costs in the statement of operations.

     OPERATING LOSS. As a result of the factors described above, we incurred an operating loss of $11,570,000 for the fiscal year ended December 31, 1998, compared to an operating loss of $13,847,000 for the prior fiscal year.

     INTEREST EXPENSE. Interest expense for the fiscal year ended December 31, 1998, totaled $2,660,000 compared to $4,324,000 for the prior fiscal year. The current year decrease is primarily a result of lower interest rates under our current banking facility compared to the banking facility outstanding during the prior year. See "Liquidity and Capital Resources" below for details of our current debt structures.

     OTHER FINANCING COSTS. Other financing costs of $344,000 were incurred during the fiscal year ended December 31, 1998, compared to $4,791,000 during the prior fiscal year. Other financing costs for the year ended December 31, 1998, include the write-off of $660,000 unamortized bank fees on a previous bank facility offset in part by the reversal of a $350,000 previously accrued extension fee on a separate, previous bank facility which would have been due in 1998 had our stock value not met a certain threshold; as the threshold was met, the fees were not payable and the accrual was reversed. The prior period amounts relate to the short-term financing of the acquired assets and assumed liabilities of Intersound, Inc. and the related extension fees incurred until we refinanced our then-outstanding debt structure. See "Liquidity and Capital Resources" for further discussion of our current debt structure.

     INCOME TAXES. No income tax expense or benefit has been recorded through December 31, 1998, due to our net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $57,857,000 at December 31, 1998, expiring in years 2008 through 2013, is subject to annual limitations due to a change in ownership as a result of our initial public offering. Accordingly, approximately $6,185,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

     PREFERRED DIVIDEND REQUIREMENTS. During the fiscal year ended December 31, 1998, the Series B and Series C Convertible Preferred Stock outstanding accrued quarterly dividends aggregating $2,824,000 (representing a 12% return on investment). The Series B and Series C Convertible Preferred Stock did not accrue dividends in the prior year.

     LOSS APPLICABLE TO COMMON SHARES. The loss applicable to common shares for the fiscal year ended December 31, 1998, totaled $17,621,000, including preferred dividend requirements of $2,824,000, compared to a loss applicable to common shares of $23,533,000 for the prior fiscal year. The decreased loss applicable to common shares relates primarily to nonrecurring merger, restructuring and one-time costs related to the acquired assets and assumed liabilities of Intersound, Inc. incurred in the prior fiscal year.

SEVEN MONTHS ENDED DECEMBER 31, 1997, COMPARED TO SEVEN MONTHS ENDED DECEMBER
     31, 1996 (UNAUDITED)

     GROSS REVENUES. Gross revenues increased $22,416,000 or 174% to $35,294,000 for the seven months ended December 31, 1997, compared to the seven months ended December 31, 1996; the seven months ended December 31, 1996, did not include the acquired business activities of Intersound, Inc., which represents $21,060,000 or 94% of this increase. Our notable releases shipped during the seven months ended December 31, 1997, included gospel singer William Becton's HEART OF A LOVE SONG, John Denver's A CELEBRATION OF LIFE, PAINT IT, BLUE - a tribute to the Rolling Stones by various blues artists, urban compilation BOOTLEG BOOTY, country singer Eddie Rabbit's BEATIN' THE ODDS and numerous classical Christmas releases. These increases were offset by decreased activity in country releases whose sales are largely determined by the success of obtaining country radio airplay. Radio-driven country releases shipped during the prior period included The Beach Boys' STARS AND STRIPES, VOL. I and Crystal Bernard's THE GIRL NEXT DOOR. We have shifted our country music strategy to principally sign artists with an established fan base, thereby significantly reducing radio promotion expense.

     RETURNS. Returns as a percentage of gross revenues were 42% for the seven months ended December 31, 1997, compared to 18% for the prior year period. This increase relates to unusually high returns activity for the seven months ended December 31, 1997, as discussed in the "Overview."

     DISCOUNTS. Discounts as a percentage of gross revenues remained unchanged at 6% for the seven months ended December 31, 1997 and 1996.

     COST OF SALES. Cost of sales increased $7,142,000 or 114% to $13,409,000 for the seven months ended December 31, 1997, compared to the seven months ended December 31 1996; the seven months ended December 31, 1996, did not include the acquired business activities of Intersound, Inc., which represents $4,912,000 or 69% of this increase. Cost of sales as a percentage of gross revenues decreased to 38% for the seven months ended December 31, 1997, from 49% for the prior period. As discussed in the "Overview," we ascertained that the purchase value allocated certain assets purchased from Intersound, Inc. exceeded their fair market values, as disclosed in the balance sheet at May 31, 1997. We specifically ascertained $750,000 of unrecoupable artist advances and $400,000 of obsolete inventory which, when recorded, affects cost of sales. As these write-downs were not ascertained at the time of purchase or shortly thereafter, we are required to reflect these amounts in our results of operations. Had these write-downs been ascertained by us at the time of purchase or shortly thereafter, such amounts would have been recorded through purchase accounting, resulting in no subsequent impact to the income statement.

     GROSS PROFIT. Gross profit increased $1,365,000 or 39% to $4,871,000 for the seven months ended December 31, 1997, compared to the seven months ended December 31, 1996; the seven months ended

December 31, 1996, did not include the acquired business activities of Intersound, Inc., which represents the majority of this increase. As a percentage of gross revenues, gross profit decreased to 14% for the seven months ended December 31, 1997, from 27% for the prior period. As discussed in the "Overview" above, gross profit includes $3,500,000 of costs and expenses that related to Intersound, Inc. prior to our acquisition. Had these matters been ascertained by us at the time of purchase of shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent impact to the income statement. As these matters were not ascertained at the time of purchase or shortly thereafter, we are required to reflect these amounts in our results of operations. Excluding these adjustments, gross profit as a percentage of gross revenues would have been 24% for the seven months ended December 31, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6,621,000 or 116% to $12,316,000 for the seven months ended December 31, 1997, compared to the seven months ended December 31, 1996; the seven months ended December 31, 1996, did not include the acquired business activities of Intersound, Inc., which represents $5,479,000 or 83% of this increase. Selling general and administrative expenses as a percentage of gross revenues decreased to 35% for the seven months ended December 31, 1997, from 44% for the prior period, primarily due to a larger revenue base.

     MERGER, RESTRUCTURING AND ONE-TIME COSTS. See "Overview" above for details of nonrecurring merger, restructuring and one-time costs of $3,100,000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,062,000 for the seven months ended December 31, 1997, from $199,000 for the seven months ended December 31, 1996. The increase relates primarily to amortization expense resulting from approximately $27,000,000 of music catalog, music publishing rights and goodwill recorded from the acquisitions completed during the fiscal year ended May 31, 1997.

     OPERATING LOSS. As a result of the factors described above, an operating loss of $11,607,000 was experienced in the seven months ended December 31, 1997, compared to an operating loss of $2,394,000 in the seven months ended December 31, 1996. As discussed in the "Overview" above, operating loss includes $3,500,000 of costs and expenses that related to Intersound, Inc. prior to our purchase. Had these matters been ascertained by us at the time of purchase of shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent impact to the income statement. As these matters were not ascertained at the time of purchase or shortly thereafter, we are required to reflect these amounts in our results of operations. Excluding these adjustments, we experienced an operating loss of $8,107,000 during the seven months ended December 31, 1997. $3,100,000 of this period increase is due to nonrecurring merger, restructuring and one-time costs as discussed above.

     INTEREST EXPENSE. Interest expense for the seven months ended December 31, 1997, totaled $2,944,000 compared to $7,000 for the seven months ended December 31, 1996. The increase primarily relates to interest incurred on bank financing outstanding during the seven months ended December 31, 1997 related to the acquired assets and assumed liabilities from Intersound, Inc.

     OTHER FINANCING COSTS. Other financing costs of $1,258,000 were incurred during the seven months ended December 31, 1997, related to the funding of the acquired assets and assumed liabilities from Intersound, Inc.

     INCOME TAXES. No income tax expense or benefit has been recorded through December 31, 1997, due to our net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $33,158,000 at May 31, 1997 (we had not yet obtained permission to change our fiscal year to December 31 for tax purposes), expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of our initial public offering. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

     NET LOSS. The net loss for the seven months ended December 31, 1997, totaled $16,446,000 compared to $2,265,000 for the seven months ended December 31, 1996. As discussed in the "Overview" above, net loss includes $3,500,000 of costs and expenses that related to Intersound, Inc. prior to our acquisition. Had these matters been ascertained by us at the time of purchase or shortly thereafter, such adjustments would have been recorded through purchase accounting, resulting in no subsequent impact to the income statement. As these matters were not ascertained at the time of purchase or shortly thereafter, we are required to reflect these amounts in our results of operations. Excluding these adjustments, we experienced a net loss of $12,946,000 during the seven months ended December 31, 1997. The period increase relates primarily to financing, merger, restructuring and one-time costs of $4,358,000 and interest expense of $2,944,000 related to the acquired assets and assumed liabilities from Intersound, Inc., as well as an $863,000 increase in depreciation and amortization primarily related to the acquisitions completed during the fiscal year ended May 31, 1997.


FISCAL YEAR ENDED MAY 31, 1997, COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

     GROSS REVENUES. Gross revenues increased $18,636,000 or 93% to $38,757,000 for the fiscal year ended May 31, 1997, compared to the prior fiscal year; the fiscal year ended May 31, 1996, did not include the acquired business activities of Intersound, Inc., which represents $12,671,000 or 68% of this increase. Our notable releases shipped during the fiscal year ended May 31, 1997, included National Baptist Convention's LET'S GO TO CHURCH, The Beach Boys' STARS AND STRIPES, VOLUME I, The Blues Brothers' LIVE FROM CHICAGO'S HOUSE OF BLUES and seven blues compilations compared to two during the prior fiscal year, urban compilation BOOTY MIX 2, classical compilation ROMANCE AND ROSES and The Taliesin Orchestra's ORINOCO FLOW: THE MUSIC OF ENYA.

     RETURNS. Returns as a percentage of gross revenues were 28% for the year ended May 31, 1997, compared to 25% for the prior fiscal year. The increase relates to unusually high returns activity for the year ended May 31, 1997, as discussed in the "Overview."

     DISCOUNTS. Discounts as a percentage of gross revenues increased to 6% for the seven months ended December 31, 1997, from 4% for the prior fiscal year. The increase related to a more aggressive utilization of discount plans with retailers.

     COST OF SALES. Cost of sales increased $3,531,000 or 35% to $13,711,000 for the fiscal year ended May 31, 1997, compared to the prior fiscal year; the fiscal year ended May 31, 1996, did not include the acquired business activities of Intersound, Inc., which represents $3,049,000 of this net increase. Cost of sales as a percentage of gross revenues decreased to 35% for the fiscal year ended May 31, 1997, from 51% for the prior fiscal year. We experienced increased cost of sales primarily attributable to increased royalty costs associated with records featuring established artists in non-gospel formats. However, these increased costs were offset by the lower cost of sales associated with the acquired business activities of Intersound, Inc., which are generally subject to lower royalty costs and do not incur a third party distribution fee. In addition, significant costs of projects released during the fiscal year ended May 31, 1997, such as albums by The Beach Boys and Crystal Bernard, were incurred during the prior fiscal year. The projects in production during the fiscal year ended May 31, 1997, were relatively less costly than the projects in production during the prior fiscal year.

     GROSS PROFIT. Gross profit increased $7,471,000 or 176% to $11,707,000 for the fiscal year ended May 31, 1997, compared to the prior fiscal year; the fiscal year ended May 31, 1996 did not include the acquired business activities of Intersound, Inc., which represent $6,385,000 or 86% of this increase . As a percentage of gross revenues, gross profit increased to 30% for the fiscal year ended May 31, 1997, from 20% for the prior fiscal year. This increase is attributable primarily to the acquired business activities of Intersound, Inc. which are associated with lower royalty costs and no third party distribution fee.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5,124,000 or 64% to $13,141,000 for the fiscal year ended May 31, 1997, compared to the prior fiscal year; the fiscal year ended May 31, 1996, did not include the acquired business activities of Intersound, Inc., which represents $3,039,000 or 59% of this increase . Selling general and administrative expenses as a percentage of gross revenues decreased to 34% for the fiscal year ended May 31, 1997, from 40% for the prior fiscal year, primarily due to a larger revenue base.

     MERGER, RESTRUCTURING AND ONE-TIME COSTS. See "Overview" above for details of nonrecurring merger, restructuring and one-time costs of $2,231,000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $973,000 for the fiscal year ended May 31, 1997, from $156,000 for the prior fiscal year. The increase relates primarily to amortization expense resulting from approximately $27,000,000 of music catalog, music publishing rights and goodwill recorded from the acquisitions completed during the fiscal year ended May 31, 1997.

     OPERATING LOSS. As a result of the factors described above, an operating loss of $4,638,000 was experienced in the fiscal year ended May 31, 1997, compared to an operating loss of $3,937,000 in the prior fiscal year.

     INTEREST EXPENSE. Interest expense for the fiscal year ended May 31, 1997, totaled $1,385,000 compared to $570,000 for the prior fiscal year. The increase primarily relates to interest incurred on bank financing outstanding during the year ended May 31, 1997, related to the acquired assets and assumed liabilities from Intersound, Inc.

     OTHER FINANCING COSTS. Other financing costs of $3,533,000 were incurred during the fiscal year ended May 31, 1997, related to the funding of the acquired assets and assumed liabilities from Intersound, Inc. These costs include amortization of debt discounts relating to warrants issued to a lender and financing fees charged by such lender during the fiscal year ended May 31, 1997.

     INCOME TAXES. No income tax expense or benefit has been recorded through May 31, 1997, due to our net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $22,601,000 at May 31, 1997, expiring in years 2007 through 2012, is subject to annual limitations due to a change in ownership as a result of our initial public offering. Accordingly, approximately $12,349,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

     NET LOSS. The net loss from continuing operations for the fiscal year ended May 31, 1997, totaled $9,354,000 compared to $4,401,000 for the prior fiscal year. The increase relates primarily to financing, merger, restructuring and one-time costs of $5,764,000 and interest expense of $1,385,000 related to the acquired assets and assumed liabilities from Intersound, Inc., as well as a $761,000 increase in depreciation and amortization related to the acquisitions completed during the fiscal year ended May 31, 1997.


FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS AND SEASONALITY

     Our results of operations are subject to seasonal variations. In particular, our revenues and operating income are affected by end-of-the-year holiday sales. In accordance with industry practice, we record product sales when the products are shipped to retailers. In anticipation of holiday sales, retailers purchase products from us prior to December. As a result, our revenues and operating income typically decline during December, January and February. In addition, timing of a new release may materially affect our business, financial condition and results of operations. For example, if releases planned for the peak holiday season are delayed, our business, financial results and operating results could be materially adversely affected.

SIGNIFICANT MATTERS

     During September 1998, we exchanged 111,457 shares of our Common Stock for 1,320,000 common shares of musicmaker.com. Our investment has been valued at $750,000, which represents the fair value of the common stock relinquished by us. In addition, we granted musicmaker.com the exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for two years, and thereafter, a non-exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for five years. We retained the exclusive rights to our music for promotional Internet downloads.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred significant net losses and negative cash flows from operations since our inception, including a net loss of $14,797,000 ($17,621,000 after preferred dividend requirements) and negative cash flows from operations of $11,930,000 in fiscal 1998. We have historically sustained net losses and negative cash flows, in part due to the high costs associated with the establishment and expansion of our activities.

     Historically, we have funded our operations and other activities from a variety of capital sources including, debt and equity financing. As a result of the significant net loss discussed above, we were in violation of two of the financial debt covenants contained in our bank credit agreement during the third and fourth quarters of 1998 and as of September 30, 1998 and December 31, 1998. As discussed below, these covenant violations were waived and amended November 1, 1998 and April 14, 1999, respectively.

     We have continued to obtain equity financing from time-to-time. On December 31, 1998, a private placement of our Common Stock occurred, providing proceeds of $2,500,000 in January 1999.

     We have formulated plans and instituted specific measures which we believe will improve cash flows and liquidity and enable us to continue in existence without a significant curtailment of operations.

     - We established a fiscal 1999 business plan and adopted a fiscal 1999 budget which includes, among other things, (i) a focus on the efficiency of internal operations, (ii) implementation of procedures to reduce costs and improve margins, (iii) the addition of new releases in a variety of genres and (iv) the hiring of experienced music industry executives to supplement the efforts of management.

     -    On November 1, 1998 and April 14, 1999, the bank waived our
          financial covenant violations.   The April 1999 amendment also
          adjusted our 1999 net worth, earnings and interest coverage ratio financial covenants to terms more favorable to us. Achieving these new financial covenants is dependent on us fulfilling our 1999 business plan and budget.

     - On April 15, 1999, we issued shares of a new series of preferred stock and warrants to purchase shares of our Common Stock to one of our executive officers and a director and certain other members of our Board of Directors, providing proceeds of approximately $4,000,000 (See "Note 23" in the notes to the financial statements).

     In addition to the equity placements described above, we may need additional equity financing in order to achieve our fiscal 1999 plan. While we have been successful in the past in raising equity as needed, there can be no assurance that additional equity financing may be available on satisfactory terms, if at all. Also, while we believe that our fiscal 1999 plans, if achieved, will enable us to comply with the financial covenants in the amended debt agreement, if some or all our plans do not materialize, we may be in violation of the financial covenants. In this case, we may require additional funds to operate and such funds may not be available on satisfactory terms, if at all. Failure to raise needed fundings on favorable terms could have a material adverse effect on our business. Our plans for fiscal 1999 and beyond are subject to uncertainties, many of which are beyond our control, such as general economic conditions and competitive factors, and actual results may vary significantly from our plans. The financial statements and related notes included elsewhere herein do not include any adjustments which might result from the outcome of this uncertainty.

     During the fiscal year ended December 31, 1998, we experienced negative cash flow from operations of $11,930,000. This resulted from continued operating losses, approximately $6,100,000 of new project funding and $3,000,000 of distribution advances for third party labels. Investing activities for the year totaled $2,261,000, related to capital expenditures and classical catalog purchases. Operating and investing activities were funded from our line of credit with First Source Financial, Inc. and proceeds of $1,350,000 from a private placement of our Common Stock to certain related parties.

     Net cash used in operating activities was $6,335,000 for the seven months ended December 31, 1997. Net cash used in operations for this period reflected net cash used to fund trade receivables, inventories and artist advances attributable to current releases and scheduled future releases. The net cash provided by royalties payable arose primarily from sales of albums in the non-gospel format, which typically command a higher royalty rate. In addition, we fully reserved the $1,750,000 escrowed in connection with the asset purchase agreement between us and K-tel International, Inc. Purchases of property and equipment of $116,000 relate primarily to office equipment, computers and leasehold improvements. Net cash provided by financing activities for the seven months ended December 31, 1997, was $6,409,000.
Such financing activities include the refinancing of our line of credit and short-term loan and the net proceeds from the sale of the Series B and Series
C Convertible Preferred Stock and warrants.   In addition, we sold shares of
our Common Stock to a related party for proceeds of $500,000. We also borrowed $1,500,000 from a related party, and $1,150,000 from an unrelated person, which such loan was guaranteed by certain related parties. Such loans bore interest of 10% per annum and were repaid in full prior to December 31, 1997. Interest accrued and paid on these loans during the period was $34,000.

     Net cash used in operating activities was $10,573,000 for the fiscal year ended May 31, 1997. Net cash used in operations for this period reflected net cash used to fund trade receivables, inventories, artist advances, trade payables and accrued liabilities and other, and was primarily attributable to current releases and scheduled future releases. Certain related party notes receivable provided $1,148,000 in net cash. The net cash provided by royalties payable arose primarily from sales of albums in the non-gospel format, which typically command a higher royalty rate. Net cash used in investing activities for the fiscal year ended May 31, 1997, was $29,146,000. Such investing activities include $3,063,000 relating to our investment in our joint venture with the House of Blues. We paid approximately $24,000,000 for the acquisition of Intersound, Inc., funded primarily with bank financing. Approximately $100,000 was paid in connection with our purchase of Double J Music Group. We also paid $1,750,000 to an escrow account in connection with the asset purchase agreement between us and K-tel International, Inc. Purchases of property and equipment of $307,000 relate primarily to office equipment, computers and software. Net cash provided by financing activities for the fiscal year ended May 31, 1997, was $31,550,000. Such financing activities include $25,000,000 in short-term bank borrowings for the acquired assets and assumed liabilities from Intersound, Inc.; such acquisition was also financed with approximately $1,500,000 in borrowings under our revolving line of credit. We also borrowed approximately $1,400,000 and $7,000,000 under our revolving line of credit to fund financing costs in connection with the acquired assets and assumed liabilities of Intersound, Inc. and our operations, respectively.

     Net cash used in operating activities was $8,755,000 for continuing operations and $1,011,000 for discontinued operations for the fiscal year ended May 31, 1996. Net cash used in operations for this period reflected significant increases in volume for continuing operations during the period, including net cash used to fund trade receivables and artist advances, and was primarily attributable to current new releases and scheduled future releases. Investing activities for the fiscal year ended May 31, 1996, totaled $574,000 relating primarily to additions of office equipment, computers and leasehold improvements. Financing activities to fund our operations for the fiscal year ended May 31, 1996, were funded with the net proceeds from the initial public offering of $32,127,000, $4,330,000 of additional related party financing and $1,980,000 of bank debt. Such related party indebtedness and bank debt were paid in full at the time of our initial public offering. Of the net proceeds, we used $9,480,000 to retire then-outstanding bank debt, $4,867,000 to retire all then-outstanding related party debt and $4,500,000 to redeem our Series A-1 Non-Convertible Preferred Stock.

     We require significant recurring funds for A&R expenses, which include recorded music costs. We make substantial payments each year for recording costs and advances to artists and producers in order to maintain and enhance our artist roster. Advances to established artists and producers and direct costs associated with the creation of record masters are capitalized and are charged to cost of sales as the related albums earn revenues or when the amounts are determined to be unrecoverable. Royalties are not paid to the artist until all advances made to the artist have been recouped by us. Also, we establish and maintain reserves relative to royalty payments for a period of 18 to 24 months to allow for product returns activity as royalties are not owed on returned product.

     During July 1998, we entered a credit agreement with First Source Financial, Inc. (First Source) for a $35,000,000 revolving line of credit. Our First Source facility has a five year term, bears interest at the bank's base rate plus 1.5% per annum (9.25% at December 31, 1998) and includes a LIBOR option of LIBOR plus 3% per annum (8.1875% at December 31, 1998). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. Our First Source facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets. Because the facility is subject to an acceleration clause, the entire balance is classified as current in the balance sheet. As of December 31, 1998, we had $899,000 available under our line of credit.
During the third and fourth quarters of 1998, and as of September 30, 1998 and December 31, 1998, we were out of compliance with certain financial covenants. These covenant violations were waived via amendments to the original credit agreement, dated November 1998 and April 1999. The April 1999 amendment also provided for revised financial covenants through December 31, 1999 and required a $60,000 fee, which was paid in shares of our Common Stock on April 14, 1999.

     During July 1998, we purchased exclusive North American rights to selected sound recordings by The Royal Philharmonic Orchestra for $2,875,000. As consideration we issued 53,055 shares of our Common Stock, valued at $400,000 or $7.54 per share, and committed to pay a total of $2,475,000 in periodic installments through June 30, 2000, of which $625,000 has been paid through December 31, 1998. If the market value of the stock issued on the agreement's first anniversary date is below $400,000, we are required to make additional cash payments representing the difference between such market value and $400,000.

     Stockholders' equity at December 31, 1998, totaled $7,918,000 compared to $12,375,000 at December 31, 1997. This net decrease of $4,457,000 or 36%
is primarily due to the sale of our Common Stock for $2,500,000, the sale of our Common Stock to related parties for $1,350,000, the issuance of our Common Stock for catalog acquisitions totaling $1,150,000, the issuance of our Common Stock for professional services provided by a related party totaling $382,000 and the conversion of certain subordinated debentures for $5,000,000, offset by the net loss for the year ended December 31, 1998, of $14,797,000.

     Our near and long-term capital requirements will depend on numerous factors, including the rate at which we grow and acquire new artists and products. We have various on-going needs for capital, including working capital for operations, artist advances and recorded music costs, and capital expenditures to maintain and expand our operations. In addition, as part of our strategy, we evaluate potential acquisitions of music catalogs, publishing rights and labels. We may in the future consummate acquisitions which may require us to make additional capital expenditures, and such expenditures may be significant. Future acquisitions, as well as other on-going capital needs, may be funded with institutional financing, seller financing and/or additional equity or debt offerings. We currently do not have any material commitments for capital expenditures for the next twelve months.

INFLATION

     The impact of inflation on our operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that our business will not be affected by inflation in the future.

YEAR 2000 RISKS

     Many existing computer programs use only two digits (rather than four) to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

     We are currently working to resolve, but have not completed, an assessment of our Year 2000 issues. Until we have completed our review of the significant software and equipment used in our business operations, and the operations of our key business partners, we cannot be sure that our efforts to address Year 2000 issues are appropriate, adequate or complete.

     Based on our current assessment of our Year 2000 issues, we may face the following concerns:

     - We are dependent on personal computer systems for internal electronic information processing. To bring our systems into Year 2000 compliance we have spent approximately $250,000 since January 1, 1998, to replace existing hardware.

     - We are currently operating two independent financial accounting software packages - one in our Downers Grove, Illinois location and the other in our Roswell, Georgia location; our Roswell location also houses our distribution system. We upgraded the software financial software package used in both locations with software that is Year 2000 compliant. We intend to modify our existing distribution software used in both locations to be Year 2000 compliant at no material incremental cost. We have spent approximately $330,000 on software since January 1, 1998. We have also paid $500,000 in consulting services since January 1, 1998. We plan to be Year 2000 compliant by July 31, 1999.

     - We are currently assessing the state of readiness for Year 2000 of our material vendors, suppliers, customers and other material third parties. This assessment is not complete. We expect to have this assessment completed by July 31, 1999. If any of our material vendors, suppliers or customers, particularly Universal, has a serious Year 2000 problem, we could experience a loss of revenues from their operations and/or incur a significant amount of expenses.


     As a result of these Year 2000 issues, we may suffer the following consequences:

     - We may experience a significant number of operational inconveniences and inefficiencies for us and our customers that may divert our time and attention and financial and human resources from our ordinary business activities.

     - We may suffer serious systems failures that may require significant efforts by us or our customers to prevent or alleviate material business disruptions.

     - We may be in default of a number of agreements, including our credit agreement, if we fail to respond to our Year 2000 issues in a timely manner.

     - We may experience significant loss of revenues or incur a significant amount of unanticipated expenses.

     - We may incur liability for the losses incurred by our customers or others where business is disrupted by our system failures or incur significant costs of defending claims made against us for the recovery of such losses.


SAFE HARBOR PROVISION

     Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "estimate" and "expect" or similar words. You should read statements that contain these words because they (1) discuss our future expectations, (2) contain projections of our future results of operations or of our financial condition or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. A number of important factors could cause our actual results, performance and achievements for fiscal 1999 and beyond to differ materially from those expressed in such forward-looking statements. Reference is made to our prior filings with the Securities and Exchange Commission, in particular the "Risk Factors" section of our Prospectuses dated January 13, 1999, and March 12, 1996, for a discussion of some of these factors. These risk factors include, without limitation, commercial success of our repertoire, risks of inadequate financing, charges and costs related to acquisitions, management of growth, relationships with artists, producers and licensees, attraction and retention of key personnel, general economic and business conditions and competition in the recorded music industry.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt.

     On December 31, 1998, we had $33,965,000 of debt outstanding under a $35,000,000 revolving bank line of credit. The line of credit expires during July 2003. The line of credit bears interest at the bank's base rate plus 1.5% per annum (9.25% at December 31, 1998) and includes a LIBOR option of LIBOR plus 3% per annum (8.1875% at December 31, 1998). At December 31, 1998, the portion of the outstanding debt subject to the LIBOR option totaled $31,300,000.

     We do not hold and have not issued derivative financial instruments for speculation or trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                           Report of Independent Auditors


Board of Directors and Stockholders
Platinum Entertainment, Inc.

We have audited the consolidated balance sheets of Platinum Entertainment, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for the year ended December 31, 1998, the seven months ended December 31, 1997, and each of the two years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Entertainment, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, the seven months ended December 31, 1997, and for each of the two years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in "Note 1" to the financial statements, the Company has incurred recurring net losses and negative operating cash flows and the Company's banking facility contains financial covenants, compliance with which would require the Company to substantially improve its operating results. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in "Note 1." The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Chicago, Illinois
April 14, 1999


                                      PLATINUM ENTERTAINMENT, INC.
                                       CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   DECEMBER 31
                                                                               1998              1997
                                                                             --------         ---------
ASSETS
Current assets:
   Cash                                                                       $    12          $    11
   Accounts receivable, net                                                     5,647            3,246
   Artist advances, net                                                         1,899            2,510
   Inventories, net                                                             7,036            7,904
   Other receivable                                                             2,500                -
   Other                                                                        1,986              948
                                                                             --------         ---------
Total current assets                                                           19,080           14,619

Investments                                                                       750                -
Property and equipment, net                                                     2,461            1,079
Recorded music costs, net                                                       1,251              970
Music catalog, net                                                             20,997           18,820
Music publishing rights, net                                                    3,343            3,519
Goodwill, net                                                                   5,610            5,854
Deferred financing costs, net                                                     253              631
Equity investment in joint venture                                              2,205            2,468
Other                                                                           1,028              503
                                                                             --------         ---------
Total assets                                                                  $56,978          $48,463
                                                                             --------         ---------
                                                                             --------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit                                                   $33,965          $20,800
   Accounts payable                                                             6,452            4,256
   Accrued liabilities and other                                                3,233            3,423
   Royalties payable                                                            5,410            2,609
                                                                             --------         ---------
Total current liabilities                                                      49,060           31,088
Convertible subordinated debentures                                                 -            5,000
                                                                             --------         ---------
Total liabilities                                                              49,060           36,088
Stockholders' equity:
   Preferred stock:
     Preferred Stock ($.001 par value); 10,000,000 shares
       authorized, no shares issued and outstanding                                 -                -
     Series B, Convertible Preferred Stock ($.001 par value);
       20,000 shares authorized, issued and outstanding                             -                -
     Series C, Convertible Preferred Stock ($.001 par value);
       2,500 shares authorized, issued and outstanding                              -                -
   Common stock:
     Common Stock ($.001 par value); 40,000,000 shares authorized,
       6,626,099 and 5,275,040 shares issued and outstanding,
       respectively                                                                 7                5
     Additional paid-in capital                                                71,378           58,216
     Accumulated deficit                                                      (63,467)         (45,846)
                                                                             --------         ---------
     Stockholders' equity                                                       7,918           12,375
                                                                             --------         ---------
Total liabilities and stockholders' equity                                    $56,978          $48,463
                                                                             --------         ---------
                                                                             --------         ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         PLATINUM ENTERTAINMENT, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            SEVEN MONTHS ENDED
                                               YEAR ENDED DECEMBER 31          DECEMBER 31              YEAR ENDED MAY 31
                                                 1998           1997         1997         1996         1997         1996
                                            ---------------------------------------------------------------------------------
                                                             (UNAUDITED)              (UNAUDITED)

Gross product sales                           $  54,281     $  58,980      $ 34,485    $   12,393    $   37,502     $  18,322
Less:  Returns                                  (12,462)      (22,446)      (14,726)       (2,284)      (10,876)       (4,993)
Less:  Discounts                                 (3,236)       (3,316)       (2,288)         (821)       (2,463)         (712)
                                            ---------------------------------------------------------------------------------
Net product sales                                38,583        33,218        17,471         9,288        24,163        12,617
Licensing, publishing and other revenues          2,033         1,579           809           485         1,255         1,799
                                            ---------------------------------------------------------------------------------
Net revenues                                     40,616        34,797        18,280         9,773        25,418        14,416
Cost of sales                                    29,341        21,723        13,409         6,267        13,711        10,180
                                            ---------------------------------------------------------------------------------
Gross profit                                     11,275        13,074         4,871         3,506        11,707         4,236

Other operating expenses:
Selling, general and administrative              20,790        19,760        12,316         5,695        13,141         8,017
Merger, restructuring and one-time costs              -         5,326         3,100             6         2,231             -
Depreciation and amortization                     2,055         1,835         1,062           199           973           156
                                            ---------------------------------------------------------------------------------
                                                 22,845        26,921        16,478         5,900        16,345         8,173
                                            ---------------------------------------------------------------------------------
Operating loss                                  (11,570)      (13,847)      (11,607)       (2,394)       (4,638)       (3,937)
Interest income                                      40            67            49           136           154           106
Interest expense                                 (2,660)       (4,324)       (2,944)           (7)       (1,385)         (570)
Other financing costs                              (344)       (4,791)       (1,258)            -        (3,533)            -
Equity gain (loss)                                 (263)         (638)         (686)            -            48             -
                                            ---------------------------------------------------------------------------------
Loss from continuing operations                 (14,797)      (23,533)      (16,446)       (2,265)       (9,354)       (4,401)

Discontinued operations:
Loss on disposal                                      -             -             -             -             -          (226)
                                            ----------------------------------------------------------------------------------
Loss from discontinued operations                     -             -             -             -             -          (226)
                                            ----------------------------------------------------------------------------------
Net loss                                        (14,797)      (23,533)      (16,446)       (2,265)       (9,354)       (4,627)
Less:  Preferred dividend requirements           (2,824)           -              -             -             -          (602)
                                            ---------------------------------------------------------------------------------
Loss applicable to common shares              $ (17,621)    $ (23,533)     $(16,446)   $   (2,265)   $   (9,354)    $  (5,229)
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------
Basic and diluted loss per common share:
Loss from continuing operations               $   (3.07)    $   (4.52)     $  (3.14)   $     (.44)   $    (1.82)    $   (1.71)
Loss from discontinued operations                      -            -            -              -             -          (.08)
                                            ---------------------------------------------------------------------------------
Net loss                                      $   (3.07)    $   (4.52)     $  (3.14)   $     (.44)   $    (1.82)    $   (1.79)
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------
Weighted-average number of common shares
   outstanding                                5,732,661     5,206,964     5,232,030     5,112,066     5,136,830     2,925,987

SEE ACCOMPANYING NOTES
TO FINANCIAL STATEMENTS

                     PLATINUM ENTERTAINMENT, INC.

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         PREFERRED STOCK
                                                              --------------------------------------------
                                                              SERIES A-2   NO SERIES   SERIES B   SERIES C
Balance at May 31, 1995                                       $       18   $       -   $      -   $      -
Issuances of Common Stock:
   Initial public offering ($11.30 per share)                          -           -          -          -
   Founders' bonus                                                     -           -          -          -
   Stock option exercises                                              -           -          -          -
   In lieu of compensation                                             -           -          -          -
Conversions into Common Stock:
   Series A-2 Preferred Stock, Class A and B Common Stock            (18)          -          -          -
   Series A-1 Redeemable Preferred Stock                               -           -          -          -
Dividends:
   Series A-1 Redeemable Preferred Stock                               -           -          -          -
Net loss for the year ended May 31, 1996                               -           -          -          -
                                                              --------------------------------------------
Balance at May 31, 1996                                                -           -          -          -
Issuance of Common Stock:
   Acquisition                                                         -           -          -          -
Issuance of stock warrants for financing costs                         -           -          -          -
Net loss for the year ended May 31, 1997                               -           -          -          -
Other                                                                  -           -          -          -
                                                              --------------------------------------------
Balance at May 31, 1997                                                -           -          -          -
Issuance of Common Stock:
   Private placement with related party ($4.88 per share)              -           -          -          -
Preferred stock with warrants, net                                     -           -          -          -
Net loss for the seven months ended December 31, 1997                  -           -          -          -
                                                              --------------------------------------------
Balance at December 31, 1997                                           -           -          -          -
Issuances of Common Stock:
   Private placement ($6.00 per share)                                 -           -          -          -
   Private placement with related parties ($6.75 per share)
   Acquisitions                                                        -           -          -          -
   Professional services performed by related parties                  -           -          -          -
   Employee stock plan                                                 -           -          -          -
   Professional services                                               -           -          -          -
Conversions into Common Stock:
   Convertible subordinated debentures                                 -           -          -          -
Dividends:
   Preferred dividend requirements                                     -           -           -          -
Net loss for the year ended December 31, 1998                          -           -           -          -
Other                                                                  -           -           -          -
                                                              ---------------------------------------------
Balance at December 31, 1998                                  $        -   $       -   $       -  $       -
                                                              ---------------------------------------------
                                                              ---------------------------------------------

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           Common Stock
                                                              ---------------------------------------
                                                              Class A    Class B      No Class
                                                                                   -----------------
                                                                                   Shares    Amount
                                                                                   -------------------
Balance at May 31, 1995                                       $     -    $     1        50   $    -
Issuances of common stock:
   Initial public offering ($11.30 per share)                       -          -     2,740        3
   Founders' bonus                                                  -          -        65        -
   Stock option exercises                                           -          -        22        -
   In lieu of compensation                                          -          -        19        -
Conversions into Common Stock:
   Series A-2 Preferred Stock, Class A and B Common Stock           -         (1)    2,050        2
   Series A-1 Redeemable Preferred Stock                            -          -       117        -
Dividends:
   Series A-1 Redeemable Preferred Stock                            -          -         -        -
Net loss for the year ended May 31, 1996                            -          -         -        -
                                                              ---------------------------------------
Balance at May 31, 1996                                             -          -     5,063        5
Issuance of Common Stock:
   Acquisition                                                      -          -        88        -
Issuance of stock warrants for financing costs                      -          -         -        -
Net loss for the year ended May 31, 1997                            -          -         -        -
Other                                                               -          -        20        -
                                                              ---------------------------------------
Balance at May 31, 1997                                             -          -     5,171        5
Issuance of Common Stock:
   Private placement with related party ($4.88 per share)           -          -       104        -
Preferred stock with warrants, net                                  -          -         -        -
Net loss for the seven months ended December 31, 1997               -          -         -        -
                                                              ---------------------------------------
Balance at December 31, 1997                                        -          -     5,275        5
Issuances of common stock:
   Private placement ($6.00 per share)                              -          -       417        1
   Private placement with related parties ($6.75 per share)         -          -       200        -
   Acquisitions                                                     -          -       165        -
   Professional services performed by related parties               -          -        53        -
   Employee stock purchase plan                                     -          -         5        -
   Professional services                                            -          -         1        -
Conversions into Common Stock:
   Convertible subordinated debentures                              -          -       510        1
Dividends:
   Preferred dividend requirements                                  -          -         -        -
Net loss for the year ended December 31, 1998                       -          -         -        -
Other                                                               -          -         -        -
                                                              ---------------------------------------
Balance at December 31, 1998                                  $     -   $      -     6,626   $    7
                                                              ---------------------------------------
                                                              ---------------------------------------


  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                           STOCKKHOLDERS'
                                                                  ADDITIONAL                   EQUITY
                                                                   PAID-IN                  (NET CAPITAL
                                                                   CAPITAL      DEFICIT      DEFICIENCY)
Balance at May 31, 1995                                           $  2,476      $ (14,815)    $ (12,320)
Issuances of Common Stock:
   Initial public offering ($11.30 per share)                       30,953              -        30,956
   Founders bonus                                                        -              -             -
   Stock option exercises                                               56              -            56
   In lieu of compensation                                             227              -           227
Conversions into Common Stock:
   Series A-2 Preferred Stock, Class A and B Common Stock               17              -             -
   Series A-1 Redeemable Preferred Stock                             1,525              -         1,525
Dividends:
   Series A-1 Redeemable Preferred Stock                                 -           (602)         (602)
Net loss for the year ended May 31, 1996                                 -         (4,627)       (4,627)
                                                              ------------------------------------------
Balance at May 31, 1996                                             35,254        (20,044)       15,215
Issuance of Common Stock:
   Acquisition                                                         777              -           777
Issuance of stock warrants for financing costs                       1,240              -         1,240
Net loss for the year ended May 31, 1997                                 -         (9,354)       (9,354)
Other                                                                  (10)            (2)          (12)
                                                              ------------------------------------------
Balance at May 31, 1997                                             37,261        (29,400)        7,866
Issuance of Common Stock:
   Private placement with related party ($4.88 per share)              500              -           500
Preferred stock with warrants, net                                  20,455              -        20,455
Net loss for the seven months ended December 31, 1997                    -        (16,446)      (16,446)
                                                              ------------------------------------------
Balance at December 31, 1997                                        58,216        (45,846)       12,375
Issuances of Common Stock:
   Private placement ($6.00 per share)                               2,499              -         2,500
   Private placement with related parties ($6.75 per share)          1,350              -         1,350
   Acquisitions                                                      1,150              -         1,150
   Professional services performed by related parties                  382              -           382
   Employee stock plan                                                  27              -            27
   Professional services                                                 7              -             7
Conversions into Common Stock:
   Convertible subordinated debentures                               4,999              -         5,000
Dividends:
   Preferred dividend requirements                                   2,824         (2,824)            -
Net loss for the year ended December 31, 1998                            -        (14,797)      (14,797)
Other                                                                  (76)             -           (76)
                                                              ------------------------------------------
Balance at December 31, 1998                                      $ 71,378      $ (63,467)    $   7,918
                                                              ------------------------------------------
                                                              ------------------------------------------

SEE ACCOMPANYING NOTES
TO FINANCIAL STATEMENTS

                              PLATINUM ENTERTAINMENT, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                  SEVEN MONTHS ENDED
                                                     YEAR ENDED DECEMBER 31           DECEMBER 31           YEAR ENDED MAY 31
                                                       1998          1997          1997        1996         1997         1996
                                                     ----------------------------------------------------------------------------
                                                                 (UNAUDITED)                (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                               $(14,797)    $(23,533)    $(16,446)    $(2,265)     $  (9,354)     $(4,627)
Adjustments to reconcile net loss to net cash used
   in continuing operating activities:
     Provision for future returns                        12,462       22,446       14,726       2,284         10,876        4,993
     Provision for doubtful accounts                          -          927          688           -            300           43
     Provision for slow-moving inventory                  1,438          500          240           -              -          100
     Provision for unrecoupable artist balances           3,929        3,599        3,136         308          1,714        1,932
     Depreciation                                           500          399          222         146            337          111
     Amortization                                         1,555        1,436          840          53            636           45
     Common Stock issued in lieu of compensation              -            -            -           -              -          227
     Amortization of loan discount                            -        1,240            -           -          1,240            -
     Deferred financing costs                               344            9            9           -              -           56
     Equity (gain) loss from joint venture                  263          638          686           -            (48)           -
     Write-off of one-time costs                              -        2,525        2,525           -              -            -
Changes in operating assets and liabilities:
   Accounts receivable                                  (14,862)     (19,218)      (8,742)     (3,378)       (13,150)      (6,502)
   Inventories                                             (570)      (1,978)      (1,598)       (680)        (2,308)        (236)
   Notes receivable                                           -          123            -       1,025          1,148       (1,402)
   Artist advances                                       (5,514)      (3,926)      (1,955)     (2,301)        (1,824)      (3,331)
   Recorded music costs                                    (556)        (416)        (208)          -           (208)           -
   Accounts payable                                       2,196          (18)         218          (5)          (431)        (822)
   Accrued liabilities and other                         (2,040)       1,456          902      (1,145)          (591)       1,234
   Royalties payable                                      4,996        1,038         (571)      2,107          1,099            3
   Other                                                 (1,274)         216       (1,007)       (895)            (9)        (579)
                                                     ----------------------------------------------------------------------------
Net cash used in continuing operating activities        (11,930)     (12,537)      (6,335)     (4,746)       (10,573)      (8,755)

Discontinued operations:
   Loss on disposal                                           -            -            -           -              -          226
   Change in net liabilities                                  -            -            -           -              -       (1,237)
                                                     ----------------------------------------------------------------------------
Net cash used in discontinued operating activities            -            -            -           -              -       (1,011)
                                                     ----------------------------------------------------------------------------
Net cash used in operating activities                   (11,930)     (12,537)      (6,335)     (4,746)       (10,573)      (9,766)

                              PLATINUM ENTERTAINMENT, INC.

                                  (IN THOUSANDS)

                                                                                     SEVEN MONTHS ENDED
                                                     YEAR ENDED DECEMBER 31             DECEMBER 31            YEAR ENDED MAY 31
                                                       1998          1997         1997             1996        1997        1996
                                                     ------------------------------------------------------------------------------
                                                                 (UNAUDITED)                  (UNAUDITED)
INVESTING ACTIVITIES
Acquisitions                                         $   (775)    $(23,983)    $        -       $   (100)     $(24,026)    $      -
Prepaid acquisition costs                                   -            -              -           (124)            -            -
Investment in joint venture                                 -            -              -         (3,063)       (3,063)           -
Cash in escrow                                              -       (1,750)             -              -        (1,750)           -
Purchases of property and equipment                    (1,486)        (252)          (116)          (171)         (307)        (574)
                                                     ------------------------------------------------------------------------------
Net cash used in investing activities                  (2,261)     (25,985)          (116)        (3,458)      (29,146)        (574)

FINANCING ACTIVITIES
Related party borrowings                                    -        2,650          2,650              -             -        4,330
Related party payments                                      -       (2,650)        (2,650)             -             -       (4,867)
Proceeds from (payment of) revolving lines of credit   33,165       (1,800)        (8,906)             -         7,106       (3,000)
Net proceeds from bank term loans                           -       45,000         20,000              -        25,000            -
Payment of bank term loans                            (20,000)     (25,000)       (25,000)             -             -       (4,500)
Net proceeds from initial public offering                   -           -               -              -             -       30,956
Employee stock plans                                       27           -               -              -             -           56
Redemption of Redeemable Preferred Stock                    -           -               -              -             -       (4,500)
Proceeds from sale of Common Stock to related parties   1,350          500            500              -             -            -
Net proceeds from sale of preferred stock with
   warrants                                               (76)      20,455         20,455              -             -            -
Deferred financing costs                                 (274)        (640)          (640)             -          (556)           -
                                                     ------------------------------------------------------------------------------
Net cash provided by financing activities              14,192       38,515          6,409              -        31,550       18,475
                                                     ------------------------------------------------------------------------------
Net increase (decrease) in cash                             1           (7)           (42)        (8,204)       (8,169)       8,135
Cash and cash equivalents, beginning of period             11           18             53          8,222         8,222           87
                                                     ------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $     12     $     11       $     11       $     18      $     53     $  8,222
                                                     ------------------------------------------------------------------------------
                                                     ------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            Platinum Entertainment, Inc.

                     Notes to Consolidated Financial Statements
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.  DESCRIPTION OF BUSINESS

     Our business operates in one segment, the production, distribution, marketing and sale of music. Our music products include new releases, typically by artists established in a particular genre, as well as compilations featuring various artists and repackagings of previously recorded music from our master music catalog and under licenses from third party record companies. We sell music products in the form of compact discs, tape cassettes and digital versatile discs (DVDs) mainly to retailers and wholesalers primarily in the United States. We release music in a variety of genres including classical, urban, adult contemporary, blues, gospel and country and on a variety of music labels including Intersound Classical, Platinum, River North, House of Blues, CGI Platinum and Platinum Nashville. Our headquarters are located in Downers Grove, Illinois, our primary distribution facility is located in Roswell, Georgia and we have a promotional office in Nashville, Tennessee.

     We have incurred significant net losses and negative cash flows from operations since our inception, including a net loss of $14,797 ($17,621 after preferred dividend requirements) and negative cash flows from operations of $11,930 in fiscal 1998. We have historically sustained net losses and negative cash flows, in part due to the high costs associated with the establishment and expansion of our activities.

     Historically, we have funded our operations and other activities from a variety of capital sources including, debt and equity financing. As a result of the significant net loss discussed above, we were in violation of two of the financial debt covenants contained in our bank credit agreement during the third and fourth quarters of 1998 and as of September 30, 1998 and December 31, 1998. As discussed below, these covenant violations were waived and amended November 1, 1998 and April 14, 1999, respectively.

     We have continued to obtain equity financing from time-to-time. On December 31, 1998, a private placement of our Common Stock occurred, providing proceeds of $2,500 in January 1999.

     We have formulated plans and instituted specific measures which we believe will improve cash flows and liquidity and enable us to continue in existence without a significant curtailment of operations.

     - We established a fiscal 1999 business plan and adopted a fiscal 1999 budget which includes, among other things, (i) a focus on the efficiency of internal operations, (ii) implementation of procedures to reduce costs and improve margins, (iii) the addition of new releases in a variety of genres and (iv) the hiring of experienced music industry executives to supplement the efforts of management.

     -    On November 1, 1998 and April 14, 1999, the bank waived our
          financial covenant violations.   The April 1999 amendment also
          adjusted our 1999 net worth, earnings and interest coverage ratio financial covenants to terms more favorable to us. Achieving these new financial covenants is dependent on us fulfilling our 1999 business plan and budget.

     - On April 15, 1999, we issued shares of a new series of preferred stock and warrants to purchase shares of our Common Stock to one of our executive officers and a director and certain other members of our Board of Directors, providing proceeds of approximately $4,000 (See "Note 23").

     In addition to the equity placements described above, we may need additional equity financing in order to achieve our fiscal 1999 plan. While we have been successful in the past in raising equity as needed, there can be no assurance that additional equity financing may be available on satisfactory terms, if at all. Also, while we believe that our fiscal 1999 plans, if achieved, will enable us to comply with the financial covenants in the amended debt agreement, if some or all our plans do not materialize, we may be in violation of the financial covenants. In this case, we may require additional funds to operate and such funds may not be available on satisfactory terms, if at all. Failure to raise needed fundings on favorable terms could have a material adverse effect on our business. Our plans for fiscal 1999 and beyond are subject to uncertainties, many of which are beyond our control, such as general economic conditions and competitive factors, and actual results may vary significantly from our plans. The financial statements and related notes included elsewhere herein do not include any adjustments which might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     Our consolidated financial statements include the accounts and transactions of Platinum Entertainment, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The equity method is used to account for unconsolidated affiliates in which we own a greater than 20 percent interest (see "Note 7").

USE OF ESTIMATES

     In order to prepare our financial statements in conformity with generally accepted accounting principles we are required to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments consist of trade accounts receivable, trade accounts payable and a revolving line of credit. The fair value of our financial instruments approximates the carrying value of the instruments.

CASH EQUIVALENTS

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We had no cash equivalents at the balance sheet dates.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist primarily of finished compact discs and tape cassettes. The cost of inventories is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment is carried at cost, less accumulated depreciation. Depreciation is determined using accelerated methods over the estimated useful lives of the assets of five to seven years.

RECORDED MUSIC COSTS

     Advances to established artists and producers and direct costs associated with the creation of record masters are capitalized and are charged to cost of sales as the related albums earn revenues or when the amounts are determined to be unrecoverable. Capitalized costs are charged to cost of sales when past performance and current popularity do not provide a sound basis for estimating that the capitalized costs will be recoverable from future album revenues.

MUSIC CATALOG AND MUSIC PUBLISHING RIGHTS

     Music catalog and music publishing rights represent the value allocated to master recordings and copyrights recorded through the purchase method of accounting as a result of our historical acquisitions. Such costs are amortized using the straight-line method over the estimated period to be benefited which ranges from 15 to 25 years. We assess the recoverability of such assets by determining whether the carrying value of the net assets over their remaining lives can be recovered through projected, undiscounted future cash flows.

GOODWILL

     Goodwill, which represents the excess cost of purchase price over the fair value of identifiable net assets acquired and assumed liabilities from Intersound, Inc., is amortized over the expected period to be benefited of 25 years (see "Note 4").

INCOME TAXES

     Deferred income taxes are calculated based on the differences between the bases of assets and liabilities for financial statement and income tax return purposes, at the enacted tax rates at which the resulting taxes are expected to be paid (see Note 11).

REVENUE RECOGNITION

     Product sales, discounts and estimates for future returns are recognized
upon shipment.   Licensing and publishing revenues are recognized on a cash basis.

ADVERTISING

     Promotional costs are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs are fully expensed when incurred.

     The following amounts are included in selling, general and administrative expenses:

                                       YEAR ENDED              SEVEN MONTHS             YEAR ENDED
                                       DECEMBER 31          ENDED DECEMBER 31             MAY 31
                                    1998        1997         1997        1996        1997         1996
                                ---------------------------------------------------------------------------
                                             (UNAUDITED)             (UNAUDITED)
Advertising and promotion          $6,107      $6,155       $2,776      $1,031      $3,270       $1,968

BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted-average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive.
The total of such securities at December 31, 1998, was 10,700,509. Such effect was not dilutive in any of the periods presented herein.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method as described in Accounting Principles Board Option No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations, under which no compensation costs related to stock options has been recognized since the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.


RECLASSIFICATIONS

     Certain prior period amounts in the financial statements and related notes have been reclassified to conform with the current year presentation.

     Effective with the third quarter of 1998, we changed our method for reporting product returns in the statement of operations and balance sheet. While there is no impact on gross margins for operations previously reported, a reclassification between returns and cost of sales in the statement of operations has been made to prior period amounts to reflect returns activity consistently with our current reporting practices. In addition, inventory and royalties payable, as impacted by returned product, have been restated from amounts previously reported on the balance sheet.

3.  CHANGE IN FISCAL YEAR

     During February 1998, our Board of Directors resolved to change our fiscal year, formerly May 31, to a calendar year, effective December 31, 1997. This change in fiscal year conforms our fiscal periods to the quarterly and semi-annual periods for which we report royalties to our recording artists and publishers as well as the annual term of our agreement with Universal Music and Video Distribution (Universal), our third party, major label distributor.

     Pro forma results of operations for the change in fiscal year, as if the change in fiscal year had occurred at January 1, 1996, are as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                                     1997              1996
                                                               ------------------------------------
                                                                           (UNAUDITED)
Gross revenues                                                        $60,559          $21,157
Net revenues                                                           34,797           15,242
Gross profit                                                           13,074            2,733
Operating loss                                                        (13,848)          (6,430)
Net loss from continuing operations                                   (23,533)          (6,417)
Basic and diluted loss per common share from continuing
   operations                                                           (4.52)           (1.54)

4.  ACQUISITIONS

     During July 1998, we purchased exclusive North American rights to selected sound recordings by The Royal Philharmonic Orchestra for $2,875. As consideration we issued 53,055 shares of our Common Stock, valued at $400 or $7.54 per share, and committed to pay a total of $2,475 in periodic installments through June 30, 2000, of which $625 has been paid through December 31, 1998. If the market value of the stock issued on the agreement's first anniversary date is below $400, we are required to make additional cash payments representing the difference between such market value and $400.

     During January 1997, we purchased substantially all of the assets of Intersound, Inc. for consideration of $24,000 in cash, $5,000 in convertible subordinated debentures and the assumption of certain liabilities. Intersound, Inc.'s primary business was the production, distribution, marketing and sale of music for classical, urban, gospel and country genres. The acquisition was accounted for by the purchase method of accounting and the purchase price of approximately $41,000, including assumed liabilities, exceeds the fair value of the assets acquired by $6,098, which represents goodwill. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values. The amounts allocated to music catalog, music publishing rights and goodwill are being amortized over 25 years using the straight-line method.

     We determined the purchase price allocation for the assets acquired and liabilities assumed from Intersound, Inc., as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, we ascertained that the purchase value allocated to certain purchased assets exceeded their fair market values by approximately $1,150. In addition, we identified $4,051 of returned product which we believe relates to product that had been sold prior to our purchase of Intersound, Inc. Had these matters been identified by us at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent impact to the income statement. As these matters were not identified at the time of purchase or shortly thereafter, we were required to reflect these amounts in our results of operations for the seven months ended December 31, 1997, resulting in a nonrecurring charge to operations of $3,500. The returned product of $4,051 was reflected in net revenues with corresponding offsets of $1,701 to cost of sales; the asset write-down of $1,150 was also included in cost of sales. These matters were subject of an action entitled JSCHO, INC. F/K/A INTERSOUND, INC. V. PLATINUM ENTERTAINMENT, INC. which was settled on March 31, 1999 (see "Note 19").

     During September 1996, we acquired substantially all of the assets of Double J Music Group for 88,000 shares of our Common Stock and the assumption of certain liabilities. Double J Music Group developed and acquired ownership of musical compositions, primarily in the country genre, and exploits those compositions by means of recordings, performances, audio-visual works, print publications and other licenses. The acquisition was accounted for by the purchase method of accounting and the purchase price of $952 approximates the fair value of the assets acquired. The purchase value was primarily allocated to music publishing rights and is being amortized over 25 years using the straight-line method.

     Pro forma results of operations for the acquisitions completed prior to May 31, 1997, as if the acquisitions had occurred at June 1, 1995, for the years ended May 31 are as follows:


                                                                        YEAR ENDED MAY 31
                                                                     1997              1996
                                                               ------------------------------------
                                                                           (UNAUDITED)
Gross revenues                                                        $57,456          $51,796
Net revenues                                                           38,611           37,437
Gross profit                                                           19,793           17,606
Operating loss                                                         (2,959)          (2,503)
Net loss from continuing operations                                    (9,858)          (9,452)
Basic and diluted loss per common share from continuing
   operations                                                           (1.92)           (3.23)

5.  MERGER, RESTRUCTURING, AND ONE TIME COSTS

     As a result of the acquisitions discussed in "Note 4," we incurred significant costs to merge and restructure our business with the acquired companies. Such merger and restructuring costs included severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs were $251 and $1,700 during the seven months ended December 31, 1997, and the year ended May 31, 1997, respectively, relating primarily to severance costs and a distribution termination fee.
The restructuring was substantially completed at December 31, 1997. Such restructuring resulted in shifts in the selling and promotion efforts of our country label and in-house sales department and a shift in third party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the year ended May 31, 1997, include write-offs of artist advances of approximately $600 in areas for which we have chosen to redirect our resources. These costs were classified as merger, restructuring and one-time costs and were included in our operating losses. See "Note 6" for further discussion of one-time costs.

6.  TERMINATION OF THE K-TEL AGREEMENT

     During June 1998, we executed a settlement agreement with K-tel International, Inc., whereby we mutually agreed to settle our claims to $1,750 we had deposited in escrow pursuant to a purchase and sale agreement signed by us and K-tel International, Inc. during March 1997, and terminated by us during September 1997. Pursuant to this settlement agreement, each party received 50% of the escrowed amount. We fully reserved the $1,750 in escrow prior to December 1997, and expensed approximately $1,100 of legal, accounting and other incremental costs related to this transaction. Accordingly, our selling, general and administrative expenses for 1998 are net of $875 received from this settlement.

7.  JOINT VENTURE

     During November 1996, we formed a joint venture, the House of Blues
Music Company, with House of Blues Records, Inc.   We invested approximately
$3,100 for a 50% interest in the House of Blues Music Company. House of Blues Records, Inc. contributed a license in the House of Blues trademarks, logo and other intellectual property in consideration for its 50% interest in the House of Blues Music Company.

     The House of Blues Music Company develops and produces recordings and related film and video properties featuring primarily blues and gospel music. The House of Blues Music Company, exclusively through us, manufactures, distributes, performs, exhibits and sells sound recordings and related audiovisual works under the House of Blues label. We distribute the House of Blues Music Company's products through our normal distribution channels for a fee from the House of Blues Music Company .

     Gross revenues, gross profit and operating income (loss) we recorded from House of Blues Music Company are as follows:

                                       YEAR ENDED           SEVEN MONTHS ENDED          YEAR ENDED
                                       DECEMBER 31             DECEMBER 31                MAY 31
                                    1998        1997         1997        1996        1997         1996
                                ---------------------------------------------------------------------------
                                             (UNAUDITED)             (UNAUDITED)
Gross revenues                     $4,890      $5,878       $3,038       $563       $3,404           $-
Gross profit                          936         437           82         13          368            -
Operating income (loss)              (263)       (638)        (686)         -           48            -

8.   INVESTMENT IN MUSICMAKER.COM

     During September 1998, we exchanged 111,457 shares of our Common Stock for 1,320,000 common shares of musicmaker.com, Inc. (musicmaker.com). Our investment has been valued at $750, which represents the fair value of the common stock relinquished by us. In addition, we granted musicmaker.com the exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for two years, and thereafter a non-exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for five years. We retained the exclusive rights to our music catalog for promotional
Internet downloads.

9.   DISTRIBUTION AGREEMENT

     We have an exclusive domestic distribution agreement with Universal through December 31, 2002. The agreement appoints Universal exclusive distributor of certain of our products through certain retail channels. The distribution services rendered by Universal include billing and collecting from customers, bearing bad debts, distributing promotional items, advertising, inventory control and processing returns. Distribution fees paid by us for such services provided by Universal include 15% to 18% of net sales generated by Universal. Universal has a security interest in our inventories awaiting distribution in Universal's possession. Inventories held by Universal are $617 and $681 at December 31, 1998 and 1997, respectively. Accounts receivable due from Universal are $1,263 and $4,099 at December 31, 1998 and 1997, respectively.

     Distribution of our product through Universal is as follows:


                                        YEAR ENDED           SEVEN MONTHS ENDED         YEAR ENDED
                                       DECEMBER 31              DECEMBER 31               MAY 31
                                    1998        1997         1997        1996        1997         1996
                                ---------------------------------------------------------------------------
                                             (UNAUDITED)             (UNAUDITED)
Gross product sales               $16,922     $21,010      $13,580     $9,322      $17,605       $9,969

10.  DEBT

     During July 1998, we entered a credit agreement with First Source Financial, Inc. (First Source) for a $35,000 revolving line of credit. Our First Source facility has a five year term, bears interest at the bank's base rate plus 1.5% per annum (9.25% at December 31, 1998) and includes a LIBOR option of LIBOR plus 3% per annum (8.1875% at December 31, 1998). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. The First Source Facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets. As the Facility contains a subjective acceleration clause, the entire balance is classified as current in the balance sheet. At December 31, 1998, we had $899 available under the line of credit. During the third and fourth quarters of 1998, and as of September 30, 1998 and December 31, 1998, we were out of compliance with certain financial covenants. These covenant violations were waived via amendments to the original credit agreement, dated November 1998 and April 1999. The April 1999 amendment also provided for revised financial covenants through December 31, 1999 and required a $60 fee, which was paid in shares of our Common Stock on April 14, 1999.

     On December 12, 1997, we entered a credit agreement with Bank of Montreal, under which Harris Trust and Savings Bank was appointed the exclusive lender effective March 31, 1998. Our Harris facility included a $20,000 three year term loan bearing interest at the bank's base rate plus 1% per annum, plus a three year $10,000 available revolving line of credit facility bearing interest at the bank's base rate plus 0.5% per annum. Our Harris facility was replaced during July 1998 with our First Source facility described above.

     During January 1997, we entered a credit agreement with Bank of Montreal to provide a 90-day term loan in the amount of $25,000 and a 90-day revolving credit facility in the amount of $10,000. Our Bank of Montreal facility was extended through December 31, 1997, and was refinanced on December 12, 1997, as discussed above. Financing costs associated with our Bank of Montreal facility approximated 10% of the total facility, which included warrants issued to Bank of Montreal (see "Note 15"). The interest incurred on our Bank of Montreal facility was initially LIBOR plus 6% and was increased to LIBOR plus 9% effective August 1, 1997.

     Subsequent to our initial public offering during the year ended May 31, 1996, we retired all of our then-outstanding bank debt, consisting of borrowings against a line of credit totaling $4,980 and a term loan of $4,000, with net proceeds from our initial public offering.

     Interest expense, cash paid for interest and other financing costs are as follows:


                                       YEAR ENDED           SEVEN MONTHS ENDED          YEAR ENDED
                                       DECEMBER 31             DECEMBER 31                MAY 31
                                    1998        1997         1997        1996        1997         1996
                                ---------------------------------------------------------------------------
                                             (UNAUDITED)             (UNAUDITED)
Interest expense, total            $2,661      $4,324       $2,944         $7       $1,385      $   891
Interest expense relating to
   discontinued operations              -           -            -          -            -          333
Cash paid for interest              2,653       4,191        3,233          7          985        1,022
Other financing costs                 344       4,791        1,258          -        3,533            -

     Other financing costs for the year ended December 31, 1998, include the write-off of $660 unamortized bank fees on our Harris facility offset in part by the reversal of a $350 previously accrued extension fee on our Bank of Montreal facility which would have been due in 1998 had our stock value not met a certain threshold; as the threshold was met, the fees were not payable and the accrual was reversed. Other financing costs for the twelve and seven months ended December 31, 1997, include extension fees for our Bank of Montreal facility. Other financing costs for the year ended May 31, 1997, includes amortization of $1,240 for the loan discount related to the warrants issued to Bank of Montreal and $2,293 for the closing transaction and a subsequent extension of our Bank of Montreal facility.

11.  INCOME TAXES

     Significant components of deferred income taxes consist of the following:

                                                                                   DECEMBER 31
                                                                             1998              1997
                                                                       ------------------------------------
Net operating loss carryforwards                                              $21,986          $12,600
Reserve for unrecoupable artist advances                                        5,163            3,723
Reserve for future returns                                                      1,739            1,396
Other                                                                          (5,258)            (780)
                                                                       ------------------------------------
                                                                               23,630           16,939
Less:  Valuation allowance                                                     23,630           16,939
                                                                       ------------------------------------
Net deferred income tax asset                                             $         -         $      -
                                                                       ------------------------------------
                                                                       ------------------------------------


     The valuation allowance increased $6,691, $6,228, $3,398 and $1,735 during the year ended December 31, 1998, the seven months ended December 31, 1997, and the years ended May 31, 1997 and 1996, respectively, due principally to net operating loss carryforwards and differences between the book and tax accounting treatment of the reserve for unrecoupable artist advances. We have not paid any income taxes for the periods indicated.

     Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $57,857, expiring in years 2008 through 2013, is subject to annual limitations due to a change in ownership as a result of the initial public offering. Accordingly, approximately $6,185 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200.

12.  COMMITMENTS

     Future minimum rental payments due under noncancelable operating leases having an initial term of more than one year as of December 31, 1998, are $764, $313, $255, $263 and $88 for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

     Rent expense is as follows:

                                       YEAR ENDED           SEVEN MONTHS ENDED          YEAR ENDED
                                       DECEMBER 31             DECEMBER 31                MAY 31
                                    1998        1997         1997        1996        1997         1996
                                ---------------------------------------------------------------------------
                                             (UNAUDITED)             (UNAUDITED)
Rent expense, total                 $859        $720         $435        $239        $547         $619
Rent expense relating to
   discontinued operations             -           -            -           -           -          340

13.  CONCENTRATION OF CREDIT RISKS

     We sell our music products primarily to retailers and wholesalers in the United States. There is no one customer that comprises more than 10% of our sales; although a significant amount of our sales are generated through Universal (see "Note 9").

14. CONVERTIBLE SUBORDINATED DEBENTURES

     During June 1998, JSCHO, Inc., f/k/a Intersound, Inc., exercised certain convertible subordinated debentures issued by us to JSCHO, Inc. in connection with our acquisition of Intersound, Inc. An aggregate of $5,000 in convertible subordinated debentures were converted to 510,203 shares of our Common Stock at a conversion price of $9.80 per share. Pursuant to a settlement agreement between us and JSCHO dated March 31, 1999, JSCHO has retained 306,122 (60%) of the shares issued on the conversion of the convertible subordinated debentures and 204,081 (40%) of such shares have been returned to us (see "Note 19").

15.  STOCK AND WARRANTS

     During March 1996, we sold a total of 2,740,000 shares of Common Stock in an initial public offering for $13 per share, resulting (after payment of underwriting discounts and commissions and a financial advisory fee) in net proceeds of $32,127. The net proceeds were used to: (i) retire then-outstanding related party debt of $4,867, (ii) retire outstanding borrowings under our then-outstanding bank line of credit of $4,980, (iii) retire our then-outstanding term loan of $4,000, (iv) redeem a portion of our Series A-1 Non-Convertible Preferred Stock for cash of $4,500 (along with stock issuance discussed below which, together, included $602 of cumulative preferred dividends) and (v) pay costs related to the public sale, approximating $1,170. The remaining net proceeds were used for working capital and other general corporate purposes, including acquisitions.

     Immediately prior to our initial public offering, a one-for-twenty-five reverse split of our Common Stock, Class A Common Stock, and Class B Common Stock occurred (par value of the shares restated to $.001). Simultaneous with the closing of our initial public offering, each share of the our Class A Common Stock and Class B Common Stock then-outstanding converted into one share of Common Stock, each share of Series A-2 Convertible Preferred Stock then-outstanding converted into one-twenty-fifth of one share of Common Stock and 22,200 shares of Common Stock were issued to certain stockholders exercising options (having an exercise price of $2.50 per share). Subsequent to our initial public offering, 117,305 shares of Common Stock were issued in connection with the redemption of our Series A-1 Non-Convertible Preferred Stock and 65,000 shares of Common Stock were issued to certain of our founders.

     Pursuant to an Investment Agreement dated October 12, 1997, as amended, on December 12, 1997, we issued and sold to certain purchasers, for aggregate gross consideration of $20,000, 20,000 shares of Series B Convertible Preferred Stock and warrants to purchase 3,600,000 shares of Common Stock (Purchaser Warrants). We also issued and sold to an affiliate, for aggregate gross consideration of $2,500, 2,500 shares of Series C Convertible Preferred Stock and warrants to purchase 450,000 shares of Common Stock (the Affiliate Warrants). The initial assigned values of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are approximately $17,938 and $2,242, respectively. The values of the Purchaser Warrants and the Affiliate Warrants are $2,062 and $258, respectively. These amounts, net of associated costs of approximately $2,121, are reflected in additional paid-in capital on the balance sheet.

     The Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock accrue dividends compounded at an annual rate of 12% for the first year, 14% for the second year, 16% for the third year, 18% for the fourth and fifth years and 20% at all times thereafter, of the purchase price of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, in preference to any dividends on any other class of capital stock. The Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock is redeemable by us at any time at a price equal to the purchase price paid by the Purchasers thereof plus accrued and unpaid dividends. The Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock is convertible, commencing two years from the date of issue, into shares of our Common Stock at the lesser of $5.9375 or the average of the daily closing price per share of our Common Stock for 30 consecutive trading days following the public release of our consolidated earnings statement for the 1998 fiscal year; provided that if shares of our Common Stock are not then traded on any national securities exchange or quoted on the Nasdaq Stock Market or a similar service, the closing price for the foregoing purpose shall be deemed to be the fair value of a share of Common Stock as determined in good faith by the Board of Directors. If the Board of Directors is unable to determine fair market value or if the holders of a majority of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock disagree with the Board of Director's determination, then fair market value will be determined by an independent financial expert. The Series B Convertible Preferred Stock accrued dividends of $2,510 and the Series C Convertible Preferred Stock accrued dividends of $314 during 1998.

     The number of shares of our Common Stock which may be received upon exercise of the Purchaser Warrants is increased by an amount equal to 12% of the shares initially underlying the Purchaser Warrants on each anniversary of the original date of issuance of the Series B Convertible Preferred Stock, so long as any Series B Convertible Preferred Stock remains outstanding. The Common Stock underlying the Purchaser Warrants and the Affiliate Warrants may be purchased at an exercise price per share of the lesser of $6.25 or 82.5% of the average of the daily closing price per share of our Common Stock for the 30 consecutive trading days following the public release of our consolidated earnings statement for the 1998 fiscal year; provided that if shares of our Common Stock are not then traded on any national securities exchange or quoted on the Nasdaq Stock Market or a similar service, the closing price for the foregoing purpose shall be deemed to be the fair value of a share of our Common Stock as determined in good faith by the Board of Directors. If the Board of Directors is unable to determine fair market value or if the holders of a majority of the outstanding shares of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock disagree with the Board of Director's determination, then fair market value will be determined by an independent financial expert. During 1998, the Purchasers were issued warrants to purchase an additional 432,000 shares of our Common Stock.

     During June 1998, we issued 100,000 shares of our Common Stock to each of Robert J. Morgado and Geoffrey W. Holmes, both members of our Board of Directors, at a per share price of $6.75, which equaled the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale. We received an aggregate $1,350 in consideration during July 1998 for this sale.

     We have engaged PLATINUM technology International, inc. (Platinum technology), a related party, to provide consultation for the upgrade of our computer systems. During 1998, we issued to Platinum technology 53,192 shares of our Common Stock in consideration for $382 of consulting services which have been capitalized as part of property and equipment. An additional $275 of consulting services have been provided to us prior to December 31, 1998, which is to be paid for in our Common Stock. These services will continue during 1999.

     During December 1998, we issued 416,665 shares of our Common Stock to unrelated parties at a per share price of $6.00, which approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale. We received $2,500 in consideration during January 1999 for this sale.

     During January 1997, we issued to Bank of Montreal a warrant to purchase 258,572 shares of our Common Stock at an exercise price of $.01 per share in connection with our Bank of Montreal facility. The value of the warrants was $1,240, the balance of which is included in additional paid-in capital. During February 1999, Bank of Montreal exercised their warrant in full, resulting in an issuance of 235,366 shares of our Common Stock. In April 1997, Bank of Montreal assigned a portion of their warrants to PPM America Special Investments Fund L.P. During March 1999, PPM America Special Investments Fund L.P. exercised their warrant in full, resulting in a an issuance of 23,206 shares of our Common Stock.

     In addition, the following outstanding warrants to purchase our Common Stock have been issued to related parties:

                                         NUMBER           EXERCISE        EXPIRATION
                                        OF SHARES          PRICE             DATE
                                    -----------------------------------------------------
December 1997                               50,000          $6.25            12/07
February 1998                              100,000           6.25            02/08
April 1998                                  50,000           9.00            04/08

     At December 31, 1998, the following unissued shares of Common Stock were reserved for future issuance:


Stock option plans                                                            5,644,000
Stock purchase plan                                                             495,876
Convertible preferred stock                                                   4,265,086
Warrants                                                                      4,940,572
                                                                       ------------------
                                                                             15,345,534
                                                                       ------------------
                                                                       ------------------

     We have not paid dividends on our shares of Common Stock to date and our First Source facility precludes us from making any dividend payments.

16.  STOCK-BASED COMPENSATION

     Under our various stock option plans, options may be granted to purchase our Common Stock at the fair market value of the shares on the date of grant. Currently outstanding options become exercisable in three equal annual increments and expire ten years after the grant date.

     A summary of our stock option plans is as follows:


                           YEAR ENDED       SEVEN MONTHS ENDED              YEAR ENDED MAY 31
                        DECEMBER 31, 1998    DECEMBER 31, 1997          1997                 1996
                      -------------------------------------------------------------------------------------
                                 WEIGHTED-            WEIGHTED-            WEIGHTED-            WEIGHTED-
                                  AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                 EXERCISE             EXERCISE             EXERCISE             EXERCISE
                       OPTIONS     PRICE    OPTIONS     PRICE    OPTIONS     PRICE    OPTIONS     PRICE
                      -------------------------------------------------------------------------------------
Outstanding -

 Beginning of period  2,173,978     $6.38  1,624,844     $7.25     937,800  $ 9.56   399,100     $ 6.16
Granted                 735,600      6.87    604,000      5.50     952,478    6.16   560,900      11.70
Exercised                (2,000)     2.50          -      -              -       -   (22,200)      2.50
Forfeited               (38,522)     6.83    (54,866)     8.54    (265,434)  11.47         -          -
                      -------------------------------------------------------------------------------------
Outstanding - End of
   period             2,869,056     $6.50  2,173,978     $6.38   1,624,844  $ 7.25   937,800     $ 9.56
                      -------------------------------------------------------------------------------------
                      -------------------------------------------------------------------------------------
Exercisable at end of
   period             1,494,852     $6.53  1,054,047     $6.50   1,063,645  $ 6.80   355,567     $ 6.26
Weighted average fair
   value of options
   granted during the
   period                            4.47                 4.13                4.27                 8.03

     Other information regarding options as of December 31, 1998 is as follows:

                                                              WEIGHTED-                 WEIGHTED-
                                                               AVERAGE                   AVERAGE
          OPTIONS                   OPTIONS                   EXERCISE                 CONTRACTUAL
        OUTSTANDING               EXERCISABLE                   PRICE                      LIFE
-----------------------------------------------------------------------------------------------------------
           40,000                     40,000                    $0.25                   4.78 years
           63,800                     63,800                     2.50                   3.95 years
        2,380,156                  1,040,885                     6.19                   8.70 years
          315,100                    300,167                    10.15                   6.54 years
           70,000                     50,000                    13.00                   7.27 years
------------------------------------------------------
        2,869,056                  1,494,852
------------------------------------------------------
------------------------------------------------------


     Pursuant to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS
123), we are required to disclose the pro forma effects on net loss and basic and diluted earnings per common share as if we had elected to use the fair value approach to account for all our stock-based compensation plans. If compensation cost for our plans had been determined consistent with the fair value approach set forth in SFAS 123, our pro forma net loss and pro forma basic and diluted loss per common share for the periods ended would be increased as follows:

                                          YEAR ENDED     SEVEN MONTHS ENDED            YEAR ENDED
                                         DECEMBER 31         DECEMBER 31                 MAY 31
                                             1998               1997               1997          1996
                                       --------------------------------------------------------------------
Net loss applicable to common shares          $(17,621)       $(16,446)          $ (9,354)      $(5,229)
Pro forma net loss applicable to               (19,780)        (17,769)           (13,839)       (5,501)
   common shares
Basic and diluted loss per common share          (3.07)          (3.14)             (1.82)        (1.79)
Pro forma basic and diluted loss per
   common share                                  (3.45)          (3.40)             (2.69)        (1.88)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:


                                          YEAR ENDED     SEVEN MONTHS ENDED            YEAR ENDED
                                         DECEMBER 31         DECEMBER 31                 MAY 31
                                             1998               1997               1997          1996
                                       --------------------------------------------------------------------
Expected dividend yield                             0%              0%                 0%            0%
Expected stock price volatility                    .58             .68                .59           .59
Risk-free interest rate                           5.39            5.73               6.54          6.54
Weighted-average expected life of
   options                                     7 YEARS         9 years            8 years       8 years

     In February 1997, 200,000 options which originally had an exercise price of $11.625 were canceled and replaced with 200,000 options with an exercise price of $6.25, representing the market price of our Common Stock on the date of the cancellation and new grant. In addition, approximately 395,000 options which originally vested in three equal annual increments beginning in April 1997, were fully vested as of February 1997.

     In June 1997, 39,000 options which originally had an exercise price of $8.25 were canceled and replaced with 39,000 options with an exercise price of $6.00, representing the market price of our Common Stock on the date of the cancellation and new grant. In addition, 117,300 options which originally had an exercise price of $11.625 were canceled and replaced with 117,300 options with an exercise price of $6.00, representing the market price of our Common Stock on the date of the cancellation and new grant.

     Option valuation models require the input of highly subjective assumptions. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

     Under our Employee Stock Purchase Plan, employees are given the opportunity to purchase our Common Stock at 85% of the closing price of our Common Stock on the Nasdaq National Market on the date of grant or exercise, whichever is lower. The first offering under the Plan commenced on June 1, 1997, and concluded on November 30, 1997. Subsequent offerings begin on December 1 and June 1 of each year and conclude on November 30 and May 31, respectively. A total of 4,124 shares have been issued to date.

17.  RETIREMENT PLAN

     Our employees are eligible to participate in a defined-contribution benefit plan (Plan) upon completing six months of service and attaining age 21. We have amended the Plan to provide for discretionary matching contribution with Common Stock at a rate of $.25 per $1.00 contributed by the participant, not to exceed, during the Plan Year, as defined in the Plan, 6% of the participant's compensation for such Plan Year. We made no contributions during the reporting period.

18.  RELATED PARTY TRANSACTIONS

     We entered a distribution agreement, dated August 20, 1998, with Envisage Multimedia LLC pursuant to which we are the exclusive distributor of Envisage recorded music products, in certain territories, for a period of three years. For such services, we receive a distribution fee from Envisage. Gross product sales and gross margins for 1998 reflected in the statement of operations resulting from this agreement are approximately $1,075 and $290, respectively. The net amount due Envisage at December 31, 1998 reflected in royalties payable on the balance sheet is approximately $136. Envisage is a partnership owned by parties related to us.

     During June 1998, we issued 100,000 shares of our Common Stock to each of Robert J. Morgado and Geoffrey W. Holmes, both members of our Board of Directors, at a per share price of $6.75, which equaled the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale. We received an aggregate $1,350 in consideration during July 1998 for this sale.

     We have engaged PLATINUM technology International, inc. (Platinum technology), a related party, to provide consultation for the upgrade of our computer systems. During 1998, we issued to Platinum technology 53,192 shares of our Common Stock in consideration for $382 of consulting services which have been capitalized as part of property and equipment. An additional $275 of consulting services have been provided to us prior to December 31, 1998, which is to be paid for in Common Stock. These services will continue during 1999.

     We entered into Consulting Agreements, each dated as of December 12, 1997, with each of MAC Music LLC and Palladin Capital Group, Inc. Each consulting group is paid an annual fee of $200 for its services. Each consulting group has agreed to render consulting services to us in connection with (i) management and strategic planning, (ii) the identification of financing, acquisition, divestiture, joint venture and licensing opportunities for us and (iii) other matters relating to our day-to-day business and operations, or any of our subsidiaries or affiliated companies, as our Chief Executive Officer or our Board of Directors may from time to time reasonably request. The term of each agreement is for five years.

     During the seven months ended December 31, 1997, we borrowed and repaid in full $1,500 from one of our officers and directors. In addition, we borrowed and repaid $1,150 in full from an unrelated party during the seven months ended December 31, 1997, which was guaranteed by certain of our officers and directors. Both borrowings bore interest of 10% per annum. Interest accrued and paid on these loans during the seven months ended December 31, 1997 was approximately $34.

     During the year ended May 31, 1996, we retired all of our then-outstanding related party debt with net proceeds from our initial public offering.
Principal and interest payments to related parties during this period totaled $4,867 and $202, respectively. Interest expense incurred due to related parties was approximately the same as interest paid to related parties.

     Under an agreement dated May 1996, we sold certain audio-visual rights for $401 and our right to free future studio usage for $850 to a minority stockholder and former officer. The $401 is reflected in the statement of operations for the year ended May 31, 1996. The $850 was credited to deferred revenues and was amortized to offset cost of sales over a 27-month period, ending August 1998.

     During the year ended May 31, 1996, we purchased $421 of office equipment, furniture and fixtures, and leasehold improvements from a company that is wholly owned by a party that is one of our directors, officers and stockholders.

19.  LITIGATION

     On March 31, 1999, we settled our pending litigation with JCSHO, Inc. entitled JCSHO, INC. F/K/A INTERSOUND, INC. V. PLATINUM ENTERTAINMENT, INC., (D. Minn.). The parties determined that JSCHO would retain 306,122 shares (60%) of the 510,203 shares of our Common Stock issued to JCSHO in connection with our acquisition of Intersound in 1997 which were held in escrow pending resolution of this litigation and that JSCHO would return 204,081 (40%) shares to us. We also agreed to issue Donald R. Johnson, a shareholder and former employee of Intersound, Inc., 20,000 shares of our Common Stock. The settlement results in a reversal of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. and the recognition of a gain of approximately $1,000,000. This settlement results in the mutual release of all claims and actions the parties have or ever had against each other arising from conduct occurring before March 31, 1999, including all claims that were asserted or that could have been asserted by Donald R. Johnson, a shareholder and former employee of Intersound, Inc., in the action entitled DONALD R. JOHNSON V. INTERSOUND, INC. (DEL), F/K/A RIVER NORTH STUDIOS, INC., No. E-64885, Superior Court in Fulton County Georgia. The parties will be filing all documents necessary to effectuate the dismissal with prejudice, and without attorneys' fees and costs, of all claims asserted in the pending litigation.

     On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the Superior Court of Fulton County, State of Georgia, captioned ICHIBAN RECORDS, INC. v. PLATINUM ENTERTAINMENT, INC., Civil Action No. 1999 CV 07215, seeking termination of its distribution agreement with us and damages, in excess of $10,000, for alleged breaches of its distribution agreement by us. Ichiban Records, Inc. also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption. While we have obtained copies of the two complaints, we have not been served with any summons in the action. In the event Ichiban Records, Inc. elects to proceed with the action, we will pursue our counterclaims against Ichiban Records, Inc. and its principals for damages incurred by us as a result of breaches of the distribution agreement by Ichiban Records, Inc., for injunctive relief barring Ichiban Records, Inc. from terminating the distribution agreement and for recovery of advances and other monies owed by Ichiban Records, Inc. to us. We believe the claims of Ichiban Records, Inc. are without merit and that the matter will be successfully resolved without a material impact on our financial position or results of operations. However, because the lawsuit is at an early stage, there can be no assurances that the matter can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

     We are a party in various lawsuits which have arisen in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

20.  VALUATION AND QUALIFYING ACCOUNTS

     Activity of our valuation and qualifying accounts are as follows:

                                                           ADDITIONS
                                                  -----------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
                                     BEGINNING OF   COSTS AND       OTHER                       AT END
                                        PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
                                    -----------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Reserve for future returns             $12,437       $12,462            $-       $17,701(1)    $7,198
Allowance for doubtful accounts          2,760             -           125         1,113(2)     1,772
Reserve for unrecoupable
   artist advances                      12,936         3,929            50           445(3)    16,470
Allowance for slow-moving
   inventory                               590         1,438(4)          -            82(5)     1,946

SEVEN MONTHS ENDED DECEMBER 31,
   1997

Reserve for future returns               5,421        14,726(6)          -         7,710(1)    12,437
Allowance for doubtful accounts          2,725           688            20           673(2)     2,760
Reserve for unrecoupable
   artist advances                       9,745         3,136            55             -       12,936
Allowance for slow-moving
   inventory                               350           240             -             -          590

YEAR ENDED MAY 31, 1997
Reserve for future returns               2,222        10,876         4,529 (7)    12,206(1)     5,421
Allowance for doubtful accounts             58           300         2,414 (7)        47(2)     2,725
Reserve for unrecoupable
   artist advances                       4,942         1,714         3,089 (7)         -        9,745
Allowance for slow-moving
   inventory                               100             -           250 (7)         -          350

YEAR ENDED MAY 31, 1996
Reserve for future returns               1,814         4,993             -         4,585(1)     2,222
Allowance for doubtful accounts             30            43             -            15(2)        58
Reserve for unrecoupable
   artist advances                       3,010         1,932             -             -        4,942
Allowance for slow-moving
   inventory                                 -           100             -             -          100

(1)  Actual product returns.
(2)  Write-offs, net of recoveries.
(3)  Write-off of fully reserved advance.
(4)  Includes $1,000 write-down in anticipation of warehouse move (see "Note
     21").
(5)  Miscellaneous adjustments.
(6) Amount includes $4,051 related to returns of product sold by Intersound, Inc. prior to our acquisition (see "Note 4").
(7)  Relates to amounts recorded through acquisitions.

21.  OTHER MATTERS

     During the fourth quarter of 1998, a plan was approved to move our distribution facilities in Roswell, Georgia to a new, larger facility. The move is planned to take place during spring of 1999. This new facility is intended to enable us to perform more efficiently and provide the necessary space for anticipated growth. In preparation for the move, we reduced the carrying cost of a significant amount of our older catalog titles resulting in a substantial write-down of approximately $1,000. This write-down was recognized in anticipation of the disposal of these titles rather than incurring the cost of moving these titles to the new distribution facility. Accordingly, provisions have been made in our financial statements at December 31, 1998, related to these titles.

22.  BALANCE SHEET DATA

                                                              DECEMBER 31
                                                          1998             1997
                                                       ----------       ----------
Accounts receivable                                     $ 15,506         $ 19,595
Less:  Reserve for future returns                         (7,198)         (12,437)
Less:  Allowance for doubtful accounts                    (1,772)          (2,760)
Less:  Other allowances                                     (889)          (1,152)
                                                       ----------       ----------
Accounts receivable, net                                $  5,647         $  3,246
                                                       ----------       ----------
                                                       ----------       ----------

Inventories                                             $  8,982         $  8,494
Less:  Allowance for slow-moving inventory                (1,946)            (590)
                                                       ----------       ----------
Inventories, net                                        $  7,036         $  7,904
                                                       ----------       ----------

Artist advances                                         $ 18,369         $ 15,446
Less:  Reserve for unrecoupable artist advances          (16,470)         (12,936)
                                                       ----------       ----------
Artist advances, net                                    $  1,899         $  2,510
                                                       ----------       ----------
                                                       ----------       ----------

Property and equipment:
   Office equipment and computers                       $  2,811         $  1,126
   Furniture and fixtures                                    324              308
   Audio equipment                                           273              158
   Leasehold improvements                                    257              222
   Warehouse equipment                                        84               67
   Autos                                                       5                5
                                                       ----------       ----------
                                                          3,754             1,886
   Less:  Accumulated depreciation                       (1,293)             (807)
                                                       ----------       ----------
Property and equipment, net                             $ 2,461          $  1,079
                                                       ----------       ----------
                                                       ----------       ----------

                                                               DECEMBER 31
                                                           1998              1997
                                                       -----------      ----------
Recorded music costs                                    $   1,738        $   1,182
Less:  Accumulated amortization                              (487)            (212)
                                                       -----------      ----------
Recorded music costs, net                               $   1,251        $     970
                                                       -----------      ----------
                                                       -----------      ----------

Music catalog                                           $  22,629        $  19,604
Less:  Accumulated amortization                            (1,632)            (784)
                                                       -----------      ----------
Music catalog, net                                      $  20,997        $  18,820
                                                       -----------      ----------
                                                       -----------      ----------

Music publishing rights                                 $   3,827        $   3,827
Less:  Accumulated amortization                              (484)            (308)
                                                       -----------      ----------
Music publishing rights                                 $   3,343        $   3,519
                                                       -----------      ----------
                                                       -----------      ----------

Goodwill                                                $   6,098        $   6,098
Less:  Accumulated amortization                              (488)            (244)
                                                       -----------      ----------
Goodwill, net                                           $   5,610        $   5,854
                                                       -----------      ----------
                                                       -----------      ----------

Deferred financing costs                                $     274        $     640
Less:  Accumulated amortization                               (21)              (9)
                                                       -----------      ----------
Deferred financing costs, net                           $     253        $     631
                                                       -----------      ----------
                                                       -----------      ----------

23.  SUBSEQUENT EVENT

     On April 15, 1999, we issued and sold an aggregate of 3,938 shares of Series D Convertible Preferred Stock and warrants (the Series D Warrants) to purchase an aggregate of 794,163 shares of Common Stock to Steven Devick, one of our executive officers and a director, Craig J. Duchossois and Andrew Filipowski, each members of our Board of Directors. The terms of the Series D Convertible Preferred Stock and Series D Warrants were determined on April 9, 1999, pursuant to approval by the Board of Directors on such date. We received approximately $4,000 in gross consideration in connection with this private placement. We also paid an aggregate of $29 to Mr. Duchossois and Mr. Filipowski as a related transaction fee. The Series D Convertible Preferred Stock accrues dividends at the same rate as the Series B Convertible Preferred Stock and the Series C Preferred Stock, which initial rate shall begin at the time of issuance of the Series D Convertible Preferred Stock, however, the Series D Convertible Preferred Stock is junior to the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock with respect to the right to receive dividends and to participate in any distribution of assets other than by way of dividends. The Series D Convertible Preferred Stock is redeemable by us at any time at a price per share equal to the purchase price paid by the purchasers thereof plus accrued and unpaid dividends. The Series D Convertible Preferred Stock is convertible, commencing two years from the date of issue, into shares of Common Stock at $7.00 per share, which is equal to the closing trading price of the Common Stock on April 9, 1999.

     The Series D Warrants do not accrete. However, if the Series D Convertible Preferred Stock is redeemed in full during the twelve month period following the issuance of the Series D Warrants, the holders of the Series D Warrants are required to return a portion of the Series D Warrants (or Common Stock representing shares received upon exercise of the Series D Warrants), determined on a pro rata basis, taking into account the number of months remaining in such twelve month period; provided, however, that the holders of the Series D Warrants are not required to return more than 12% of the aggregate number of Series D Warrants originally issued. The Common Stock underlying the Series D Warrants may be purchased at an exercise price per share of $6.126, which is equal to the average of the closing trading price of the Common Stock for the trailing 30 consecutive trading days commencing April 9, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information in response to this item is incorporated by reference from the "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" section of the 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information in response to this item is incorporated by reference from the sections of the 1998 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS," "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "EXECUTIVE
COMPENSATION AND CERTAIN TRANSACTIONS."

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

A.   Exhibits and Financial Statement Schedules
     1. All financial statement schedules are omitted because such schedules are not required or the information required has been presented in the financial statements included in this filing.
     2. The following exhibits are filed with this Report or incorporated by reference as set forth below.

     Exhibit
     Number
     --------
     4.1   Warrant to Purchase 50,000 shares of Common Stock of the
           Registrant issued to GWH & Associates, LLC, dated February
           25, 1998, is herein incorporated by reference to the Form
           10-Q for the quarterly period ended March 31, 1998 filed
           with the Commission on May 20, 1998 ("First Quarter 1998
           10-Q").
     4.2   Warrant to Purchase 50,000 shares of Common Stock of the
           Registrant issued to Andrew Lipsher, dated February 25,
           1998, is herein incorporated by reference to the First
           Quarter 1998 10-Q
     4.3   Warrant to Purchase 50,000 Shares of Common Stock of the
           Registrant issued to GHW & Associates, L.P., dated April
           2, 1998, is herein incorporated by reference to the Form
           10-Q for the quarterly period ended June 30, 1998 filed
           with the Commission on August 14, 1998 ("Second Quarter
           1998 10-Q").



     10.1  First Amendment to Credit Agreement dated as of December
           12,1997, among the Registrant, Harris Trust and Savings
           Bank, as Administrative Agent and the Lenders party thereto, dated March 31, 1998, is herein incorporated by reference to the First Quarter 1998 10-Q.
     10.2 Revolving Credit Note issued by the Registrant in the principal amount of $10,000,000, dated March 31, 1998, is herein incorporated by reference to the First Quarter 1998
           10-Q.
     10.3 Term Credit Note issued by the Registrant in the principal amount of $20,000,000, dated March 31, 1998, is herein incorporated by reference to the First Quarter 1998 10-Q.
     10.4  First Amendment to Pledge Agreement dated as of December
           12, 1997, among the Registrant, its subsidiaries and Bank of Montreal, dated as of March 31, 1998, is herein incorporated by reference to the First Quarter 1998 10-Q.
     10.5 First Amendment to Security Agreement and First Amendment to Security Agreement Re: Intellectual Property, each dated as of December 12, 1997, among the Registrant, its subsidiaries and Bank of Montreal, dated March 31, 1998, is herein incorporated by reference to the First Quarter
           1998 10-Q.
     10.6  Second Amendment to Credit Agreement dated as of December
           12, 1997, among the Registrant, Harris Trust and Savings
           Bank, as Administrative Agent and the Lenders party thereto, dated May 20,1998, is herein incorporated by reference to the First Quarter 1998 10-Q.
     10.7  Credit Agreement, dated July 31, 1998, by and among the
           Registrant, First Source Financial LLP ("First Source"), as Agent and Lender, and the Lenders named therein, as Lenders (the "Lenders"), and exhibits and schedules thereto, is herein incorporated by reference to the Second
           Quarter 1998 10-Q.
     10.8  Revolving Note, dated July 31, 1998, issued by the
           Registrant in favor of First Source, in the principal amount of $35,000,000, is herein incorporated by reference to the Second Quarter 1998 10-Q.
     10.9  Security Agreement, dated July 31, 1998, among the
           Registrant, First Source and the Lenders, and schedules thereto, is herein incorporated by reference to the Second
           Quarter 1998 10-Q.
     10.10 Intellectual Property Security Agreement, dated July 31,
           1998, among the Registrant, Lexicon Music, Inc.
           ("Lexicon"), PEG Publishing, Inc. ("PEG"), Just Mike
           Music, Inc. ("Just Mike") and Royce Publishing, Inc.
           ("Royce") (Lexicon, PEG, Just Mike and Royce are hereinafter referred to as the "Subsidiaries"), First
           Source and the Lenders, and schedules thereto, is herein incorporated by reference to the Second Quarter 1998 10-Q.
     10.11 Guaranty, dated July 31, 1998, among the Subsidiaries,
           First Source and the Lenders, and schedules thereto, is herein incorporated by reference to the Second Quarter
           1998 10-Q.
     10.12 Stock Pledge Agreement, dated July 31, 1998, among the
           Registrant, First Source and the Lenders, and exhibits thereto, is herein incorporated by reference to the Second
           Quarter 1998 10-Q.
     10.13 Settlement Agreement and Mutual Release, dated March 31,
           1999, between JCSHO, Inc., f/k/a Intersound, Inc. and the
           Registrant.
     10.14 Settlement Agreement and Mutual Release, dated March 31,
           1999, between Donald R. Johnson and the Registrant.
     10.15 First Amendment to Credit Agreement, dated November 1,
           1998, between the Registrant and First Source.
     10.16 Second Amendment to Credit Agreement, dated January __,
           1999, between the Registrant and First Source.
     10.17 Third Amendment to Credit Agreement dated April 14, 1999, between the Registrant and First Source.
     23.1  Consent of Ernst & Young LLP.
     27.   Financial Data Schedule.



B.   Reports on Form 8-K.
     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, we certify that we have reasonable grounds to believe that we meet all of the requirements for filing on Form 10-K and we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Downers Grove, State of Illinois, on April 15, 1999.

                           Platinum Entertainment, Inc.

                           By:  /s/ Steven Devick
                               -------------------------------------
                                Steven Devick

                                CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

     In accordance with the requirements of the Securities Act of 1933, as amended, this Report was signed by the following persons in the capacities indicated and on April 15, 1999.


Signature                             Title
-------------------------------------------------------------------------------
/s/Steven Devick
-----------------------------------   Chairman, President, and Chief Executive
Steven Devick                         Officer and Director


/s/Douglas C. Laux
-----------------------------------   Chief Operating Officer, Chief Financial
Douglas C. Laux                       Officer and Director


-----------------------------------   Director
David S. Bauman


/s/Michael P. Cullinane
-----------------------------------   Director
Michael P. Cullinane


/s/Craig J. Duchossois
-----------------------------------   Director
Craig J. Duchossois


/s/Andrew J. Filipowski
-----------------------------------   Director
Andrew J. Filipowski


-----------------------------------   Director
Carl D. Harnick


-----------------------------------   Director
Geoffrey W. Holmes


/s/Paul L. Humenansky
-----------------------------------   Director
Paul L. Humenansky


-----------------------------------   Director
Robert J. Morgado


-----------------------------------   Director
Mark J. Schwartz