Form 10-Q
period 1999-03-31
PLATINUM ENTERTAINMENT INC
filed 1999-05-18
CIK 883558

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes     [X]          No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

6,847,161 Common Stock, par value $.001 per share, at May 14, 1999.

                       PLATINUM ENTERTAINMENT, INC.
                                FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                             TABLE OF CONTENTS

                                                                         Page

                      Part I - FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets March 31, 1999 (Unaudited)
        and December 31, 1998                                             3

(Unaudited) Consolidated Statements of Operations for the three months ended
March 31, 1999 and 1998                                                   4

(Unaudited) Consolidated Statements of Cash Flows for the three months ended
March 31, 1999 and 1998                                                   5

Notes to Unaudited Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         9

Item 3. Quantitative and Qualitative Disclosures about Market Risk       16


                       Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                16

Item 2. Changes in Securities and Use of Proceeds                        17

Item 6.   Exhibits and Reports on Form 8-K                               17

Signatures                                                               18

Exhibits

                     PART I  FINANCIAL INFORMATION
                     Item 1.  Financial Statements.

                     Platinum Entertainment, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)


                                                March 31         December 31
                                                1999             1998
Assets                                          ____________________________
                                                (Unaudited)
Current assets:


Cash                                            $       21       $       12
Accounts receivable, net                             6,272            5,647
Artist advances, net                                 3,104            1,899
Inventories, net                                     6,640            7,036
Other receivable                                         -            2,500
Other                                                2,724            1,986
                                                ___________________________
Total current assets                                18,761           19,080



Investments                                            750              750
Property and equipment, net                          2,479            2,461
Recorded music costs, net                            1,208            1,251
Music catalog, net                                  21,082           21,314
Music publishing rights, net                         2,988            3,026
Goodwill, net                                        5,549            5,610
Deferred financing costs, net                          239              253
Equity investment in joint venture                   2,167            2,205
Other                                                1,076            1,028
                                                ____________________________
Total assets                                       $56,299          $56,978
                                                =============================



Liabilities and stockholders' equity


Current liabilities:


Revolving line of credit                           $34,375          $33,965
Accounts payable                                     8,641            6,452
Accrued liabilities and other                        2,261            3,233
Royalties payable                                    5,919            5,410
                                                  ___________________________
Total current liabilities                           51,196           49,060
Stockholders' equity:


Preferred stock:


Preferred Stock ($.001 par value); 10,000,000
shares authorized:                                       -                -

Series B, Convertible Preferred Stock, 20,000 shares
issued and outstanding                                   -                -

Series C, Convertible Preferred Stock, 2,500 shares
issued and outstanding                                   -                -

Common stock:


Common Stock ($.001 par value); 40,000,000 shares
authorized,6,904,671 and 6,626,099 shares issued,
and 6,700,590 and 6,626,099 shares outstanding,
respectively                                             7                7

Additional paid-in capital                          71,082           71,378
Accumulated deficit                                (65,986)         (63,467)
                                                  ___________________________
Stockholders' equity                                 5,103            7,918
                                                  ___________________________
Total liabilities and stockholders' equity         $56,299          $56,978
                                                  ===========================

See accompanying notes to financial statements.

                       Platinum Entertainment, Inc.

                    Consolidated Statements of Operations
             (In thousands, except share and per share amounts)




                                                    Quarter ended March 31

                                                    1999          1998
                                                    _______________________
                                                         (Unaudited)

Gross product sales                                  $12,358      $13,665
Less:  Returns                                        (2,712)      (1,423)
Less:  Discounts                                        (577)        (605)
                                                    ______________________
Net product sales                                      9,069       11,637
Licensing, publishing and other revenues                 161          350
                                                    ______________________
Net revenues                                           9,230       11,987
Cost of sales                                          5,181        7,604
                                                    ______________________
Gross profit                                           4,049        4,383



Other operating expenses:

Selling, general and administrative                    4,299        3,620
Depreciation and amortization                            651          495
                                                    ________________________
                                                       4,950        4,115
                                                    ________________________
Operating loss                                          (901)         268
Interest income                                            -           19
Interest expense                                        (660)        (568)
Other financing costs                                    (33)         (71)
Equity gain (loss)                                       (38)         170
                                                    ________________________
Net loss                                              (1,632)        (182)
Less:  Preferred dividend requirements                  (886)        (675)
                                                    _______________________
Loss applicable to common shares                    $ (2,518)    $   (857)
                                                    =======================






Basic and diluted loss per common share             $  (0.37)  $    (0.16)



Weighted-average number of common shares
outstanding                                        6,715,511    5,275,040

See accompanying notes to financial statements.

                      Platinum Entertainment, Inc.

                   Consolidated Statements of Cash Flows
                              (In Thousands)





                                                     Quarter ended March 31
                                                     1999          1998
                                                     ______________________
                                                           (Unaudited)
Operating activities


Net loss                                             $(1,632)       $(182)
Adjustments to reconcile net loss to net cash used in
operating activities:

Provision for future returns                           2,712        1,423
Provision for unrecoupable artist balances                22          473
Depreciation                                             230           95
Amortization                                             421          400
Deferred financing costs                                  33           70
Equity (gain) loss from joint venture                     38         (170)
Litigation settlement, net                            (1,185)           -
Changes in operating assets and liabilities:


Accounts receivable                                   (3,337)      (3,707)
Inventories                                              396          926
Artist advances                                       (1,227)      (1,283)
Recorded music costs                                     (46)         (28)
Accounts payable                                       2,189           11
Accrued liabilities and other                           (972)        (962)
Royalties payable                                        509        1,635
Other                                                   (808)         358
                                                    _________________________
Net cash used in operating activities                 (2,657)        (941)



Investing activities

Acquisitions                                               -         (150)
Purchases of property and equipment                     (244)        (229)
                                                    _________________________
Net cash used in investing activities                   (244)        (379)



Financing activities


Net proceeds from revolving line of credit               410        1,400
Proceeds from sale of Common Stock                     2,500            -
Other                                                      -          (76)
                                                    _________________________
Net cash provided by financing activities              2,910        1,324
                                                    _________________________
Net increase in cash                                       9            4
Cash and cash equivalents, beginning of period            12           11
                                                    _________________________
Cash and cash equivalents, end of period            $     21      $    15
                                                    =========================


See accompanying notes to financial statements.

                         Platinum Entertainment, Inc.

                     Notes to Consolidated Financial Statements
                   (In thousands, except share and per share amounts)


1.	Basis of Presentation

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 of Platinum Entertainment, Inc. included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1999. The interim results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

We have incurred significant net losses and negative cash flows from operations since our inception, including a net loss of $1,632
($2,518 after preferred dividend requirements) and negative cash flows from operations of $2,657 in the first quarter of 1999. We have historically sustained net losses and negative cash flows, in part due to the high costs associated with the establishment and expansion of our activities.

Historically, we have funded our operations and other activities from a variety
of capital sources,including debt and equity financing.   We have continued to
obtain equity financing from time-to-time. On December 31, 1998, a private placement of our Common Stock occurred, providing proceeds of $2,500 in January 1999.

We have formulated plans and instituted specific measures which we believe will improve cash flows and liquidity and enable us to continue in existence without a significant curtailment of operations.

* We established a fiscal 1999 business plan and adopted a fiscal 1999 budget which includes, among other things, (i) a focus on the efficiency of internal operations, (ii) implementation of procedures to reduce costs and improve margins, (iii) the addition of new releases in a variety of genres and (iv) the hiring of experienced music industry executives to supplement the efforts of management.

* On April 15, 1999, we issued shares of a new series of preferred stock and warrants to purchase shares of our Common Stock to one of our executive officers and a director and certain other members of our Board of Directors, providing net proceeds of approximately $3,900 (see "Note 7").

In addition to the equity placements described above, we may need additional equity financing in order to achieve our fiscal 1999 plan. While we have been successful in the past in raising equity as needed, there can be no assurance that additional equity financing may be available on satisfactory terms, if at all. Also, while we believe that our fiscal 1999 plans, if achieved, will enable us to comply with the financial covenants in the amended debt agreement with our lending bank, if some or all of our plans do not materialize, we may
be in violation of the financial covenants.   In this case, we may require
additional funds to operate and such funds may not be available on satisfactory terms, if at all. Failure to raise needed fundings on favorable terms could have a material adverse effect on our business. Our plans for fiscal 1999 and beyond are subject to uncertainties, many of which are beyond our control, such as general economic conditions and competitive factors, and actual results may vary significantly from our plans. The financial statements and related notes included elsewhere herein do not include any adjustments which might result from the outcome of this uncertainty.

2. Reclassification

Certain prior period amounts in the financial statements have been reclassified to conform with the current period presentation.

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

Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted-average number of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. The total of such securities at March 31, 1999, was 10,704,335.
Such effect was not dilutive in any of the periods presented herein.

4.	Debt

During July 1998, we entered a credit agreement with First Source Financial, Inc. (First Source) for a $35,000 revolving line of credit. Our First Source facility has a five year term, bears interest at the bank's base rate plus 1.5% per annum (9.25% at March 31, 1999) and includes a LIBOR option of LIBOR plus 3 % per annum (8.1875% at March 31, 1999). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. Our First Source facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets. Because the facility contains a subjective acceleration clause, the entire balance is classified as current in the balance sheet. The First Source agreement was amended during April 1999, providing for revised financial covenants through December 31, 1999. In connection with the amendment, the bank required a $60 fee, which was paid in shares of our Common Stock on April 14, 1999.


5.	Preferred Dividend Requirements

On February 28, 1999, the Series B Convertible Preferred Stock accrued a dividend of $788 and the Series C Convertible Preferred Stock accrued a dividend of $98. On February 28, 1998, the Series B Convertible Preferred Stock accrued a dividend of $600 and the Series C Convertible Preferred Stock accrued a dividend of $75. The dividends reflect a compounding per annum rate of 14% (effective December 1998; prior to such date the per annum rate was 12%) of the initial costs of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

6.	Litigation Settlement

On March 31, 1999, we settled our pending litigation with JCSHO, Inc. entitled JCSHO, Inc. f/k/a Intersound, Inc. v. Platinum Entertainment, Inc., (D. Minn.). The parties determined that JSCHO would retain 306,122 shares (60%) of the 510,203 shares of our Common Stock issued to JCSHO in connection with our acquisition of Intersound in 1997 which were held in escrow pending resolution of this litigation and that JSCHO would return 204,081 shares (40%) to us. We also agreed to issue Donald R. Johnson, a shareholder and former employee of Intersound, Inc., 20,000 shares of our Common Stock. The settlement results in a reversal of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. and the recognition of a gain of $1,185. This amount is included as an offset to our operating expenses in the statement of operations for the first quarter of 1999.

7.	Subsequent Event

On April 15, 1999, we issued and sold an aggregate of 3,938 shares of Series D Convertible Preferred Stock and warrants (the Series D Warrants) to purchase an aggregate of 794,163 shares of Common Stock to Steven Devick, one of our executive officers and a director, and Craig J. Duchossois and Andrew Filipowski , each members of our Board of Directors. The terms of the Series D Convertible Preferred Stock and Series D Warrants were determined on April 9, 1999, pursuant to approval be the Board of Directors on such date. We received $3,938 in gross consideration in connection with this private placement. We also paid an aggregate of $29 to Mr. Duchossois and Mr. Filipowski as a related transaction fee. The Series D Convertible Preferred Stock accrues dividends compounded at an annual rate of 12% for the first year, 14% for the second year, 16% for the third year, 18% for the fourth and fifth years and 20% at all times thereafter, of the purchase price of the Series D Convertible Preferred Stock, in preference to any dividends on any other class of capital stock. The Series D Convertible Preferred Stock is junior to the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock with respect to the right to receive dividends and to participate in any distribution of assets other than by way of dividends. The Series D Convertible Preferred Stock is redeemable by us at any time at a price per share equal to the purchase price paid by the purchasers thereof plus accrued and unpaid dividends. The Series D Convertible Preferred Stock is convertible, commencing two years from the date of issue, into shares of Common Stock at $7.00 per share, which is equal to the closing trading price of the Common Stock on April 9, 1999.

The Series D Warrants do not accrete. However, if the Series D Convertible Preferred Stock is redeemed in full during the twelve month period following the issuance of the Series D Warrants, the holders of the Series D Warrants are required to return 1% of the Series D Warrants (or Common Stock representing shares received upon exercise of the Series D Warrants), determined on a pro rata basis, for each month remaining in such twelve month period; provided, however, that the holders of the Series D Warrants are not required to return more than 12% of the aggregate number of Series D Warrants originally issued. The Common Stock underlying the Series D Warrants may be purchased at an exercise price per share of $6.126, which is equal to the average of the closing trading price of the Common Stock for the trailing 30 consecutive trading days commencing April 9, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section should be read together with the consolidated financial statements and related notes contained elsewhere herein.

Overview

Our primary business is the production, distribution, marketing and sale of music. Our pre-recorded music products include new releases, typically by established artists, as well as compilations featuring various artists and repackagings of previously recorded music from our master music catalog and
under licenses from third party record companies.   We sell music products,
including compact discs, tape cassettes and digital versatile discs (DVDs) mainly to retailers and wholesalers primarily in the United States. We currently release music in a variety of genres including classical, urban, adult contemporary,blues, gospel and country and on our Intersound Classical, Platinum, River North, House of Blues, CGI Platinum and Platinum Nashville labels. Our headquarters are located in Downers Grove, Illinois, our primary distribution facility is located in Roswell, Georgia, and we have a promotional office in Nashville,Tennessee.

We distribute our products through a multi-channel system comprised of (i) Platinum Distribution, our proprietary distribution system, (ii) Universal Music and Video Distribution (Universal), our third party, major label distributor, (iii) internationally, primarily through licensing agreements as well as production and distribution agreements on a territory-by-territory basis and (iv) Internet distribution. We are increasing the volume of products distributed through Platinum Distribution compared to Universal;
this results in reduced incremental costs per record sold, due to the lack of a third party distribution fee. Our gross revenues through Universal were $2,089,000 and $4,616,000 for the first quarter of 1999 and 1998, respectively, reflecting a 55% decrease. Management believes that this decrease is related to the acquisition by Universal of our former third party, major label distributor, PolyGram Group Distribution, during the summer of 1998. This decrease was offset by increased sales volume through Platinum Distribution. Gross revenues through Platinum Distribution were $9,951,000 and $6,808,000 for the first quarter of 1999 and 1998, respectively, reflecting a 46% increase.

While we have historically distributed records for a limited number of outside labels, it is our strategy to increase the volume of outside labels we distribute in order to generate additional revenues and to expand our Platinum Distribution system. Under these arrangements, we generate a distribution fee of approximately 20% to 30%, depending on the volume and range of services provided. The gross margin from these sales ranges from a low of 6% (for third party product distributed by Universal to which we owe a distribution fee) to 27% (for product distributed through our proprietary systems). These activities represented 10% of our gross revenues in the first quarter of 1999, as compared to 5% in the first quarter of 1998. We believe that increasing the volume of products distributed for select third parties will contribute significantly to offsetting the fixed costs of maintaining Platinum Distribution as well as provide incremental revenue and income. We intend to pursue additional third party distribution opportunities in the future.

We distribute via the Internet through our website, www.PlatinumCD.com, and our equity investment and revenue sharing arrangement with musicmaker.com, Inc. (musicmaker.com), the first and largest digital download and "burn and mail" company. Through musicmaker.com our customers can create custom compilation
CDs or download songs onto the hard drive of their own computers using Liquid Audio and Secure-MP3, two downloading formats used to protect the copyrights of the record label and the recording artist. We also are an affiliate with Amazon.com, a leader in the Internet commerce industry, to provide customers who visit our website access to hundreds of thousands of commercially available titles.

On March 31, 1999, we settled our pending litigation with JCSHO, Inc. entitled JCSHO, Inc. f/k/a Intersound, Inc. v. Platinum Entertainment, Inc., (D. Minn.). The parties determined that JSCHO would retain 306,122 shares (60%) of the 510,203 shares of our Common Stock issued to JCSHO in connection with our acquisition of Intersound in 1997 which were held in escrow pending resolution of this litigation and that JSCHO would return 204,081 shares (40%) to us. We also agreed to issue Donald R. Johnson, a shareholder and former employee of Intersound, Inc., 20,000 shares of our Common Stock. The settlement results in a reversal of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. and the recognition of a gain of $1,185,000. This amount is included as an offset to our operating expenses in the statement of operations for the first quarter of 1999.

Product sales are recognized upon shipment. In accordance with industry practice, our music products are sold on a returnable basis. Our allowance for future returns is based upon our historical returns, SoundScan data, and the return rate of Universal. Our returns as a percentage of gross revenues were 22% and 10% for the first quarter of 1999 and 1998, respectively. The return rate for the first quarter of 1998 was unusually low; the return rate for the first quarter of 1999 approximates our overall 1998 return rate and we believe the current period return rate approximates our anticipated future returns. It is our policy to inventory all returned product and resell such product at market value.

We have historically sustained losses and negative operating cash flows, in part due to the high costs associated with the establishment and expansion of our activities. We require significant recurring funds for artist and repertoire (A&R) expenses, which include recorded music costs. We make substantial payments each year for recording costs and advances to artists and producers in order to maintain and enhance our artist roster. Advances to established artists and producers and direct costs associated with the creation of record masters are capitalized and are charged to cost of sales as the related albums earn revenues or when the amounts are determined to be unrecoverable. See
"Liquidity and Capital Resources" following.

Results of Operations

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

                                          Quarter ended
                                          March 31
                                          1999        1998
                                         __________________
Gross revenues
    Platinum labels                       89%         93%
    Distributed labels                    10%          5%
    Licensing, publishing and other        1%          2%
                                        __________________
    Total gross revenues                 100%        100%
Less: Returns                            -22%        -10%
Less: Discounts                           -5%         -4%
                                        __________________
Net revenues                              73%         86%
Cost of sales                             41%         54%
                                        __________________
Gross profit                              32%         32%
Other operating expenses:
Selling, general and administrative       34%         26%
Depreciation and amortization               5%         4%
                                         __________________
                                           39%        30%
                                         __________________
Operating income (loss)                    -7%         2%
Interest expense                           -5%        -4%
Other financing costs                      -          -1%
Equity gain (loss)                           -        1%
                                        ___________________
Net loss                                  -12%        -2%
Less:  Preferred dividend requirements     -7%         -5%
                                        ___________________
Loss applicable to common shares			-19%		-7%
                                           ===============





Gross Revenues. Gross revenues decreased $1,496,000 or 11% to $12,519,000 for the first quarter of 1999, compared to the first quarter of 1998. Gross revenues through Universal were down $2,527,000 or 55% in the first quarter of 1999 compared to the first quarter of 1998. Management believes that this decrease is related to the acquisition by Universal of our former third party, major label distributor,PolyGram Group Distribution, during the summer of 1998. This decrease was offset by increased sales through our own distribution system, particularly in the classical genre and third-party release. Gross revenues through Platinum Distribution were $9,951,000 and $6,808,000 for the first quarter of 1999 and 1998, respectively, reflecting a 46% increase. The first quarter of 1999 included the initial shipments of Rick Springfield's Karma, the continued success of T. Graham Brown's Wine into Water, the new gospel compilation Today's Gospel Music II, the catalog sales of the box set Classical Music for People Who Hate Classical Music and Crystal Bernard's second release, Don't Touch Me There.

Returns. We record an estimate of future returns at the time product is sold (see "Overview").
Returns as a percentage of gross revenues were 22% for the first quarter of 1999 , compared to 10% for the first quarter of 1998. The return rate for the first quarter of 1998 was unusually low; the return rate for the first quarter of 1999 approximates our overall 1998 return rate and we believe the current period return rate approximates our anticipated future returns.

Discounts.  Discounts as a percentage of gross revenues increased slightly to 5%
 for the first
quarter of 1999, compared to 4% for the first quarter of 1998.

Cost of Sales.  Cost of sales as a percentage of gross revenues decreased to 41%
 for the first
quarter of 1999, from 54% for the first quarter of 1998. The decrease resulted from increased proprietary and third party distribution through Platinum Distribution compared to Universal , for which we are charged a distribution fee. In addition, a larger portion of our first quarter 1999 sales were in the classical genre as compared to the first quarter of 1998; classical sales typically have a lower artist royalty rate than our other genres.

Gross Profit. Gross profit decreased $334,000 or 8% to $4,049,000 for the first quarter of 1999, compared to $4,383,000 for the first quarter of 1998. As a percentage of gross revenues, gross profit remained unchanged at 32%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $679,000 or 19% to $4,299,000 for the first quarter of 1999, compared to the first quarter of 1998. The current period includes a net gain from litigation settlements of $1,185,000 (see "Overview"). Excluding these settlements, selling, general and administrative expenses increased 51% from the first quarter of 1998. As a percentage of gross revenues, selling, general and administrative expenses increased to 34% in the first quarter of 1999 from 26% in the first quarter of 1998. This increase is primarily attributable to increased promotional spending on our urban releases, a genre which management believes requires significant promotional expenditures in order for us to capitalize on the opportunities for significant sales in this genre. Our adult contemporary releases also involve higher promotional spending than our other genres. Our adult contemporary sales were most impacted by the decline in sales volume through Universal, which resulted in a higher expense to revenue ratio.

Operating Loss. As a result of the factors described above, we incurred an operating loss of $901,000 for the first quarter of 1999, compared to an operating gain of $268,000 for the first quarter of 1998.

Interest Expense. Interest expense for the first quarter of 1999, totaled $660,000 compared to $568,000 for the first quarter of 1998. The current period increase resulted from a higher outstanding line of credit balance than in the first quarter of 1998. See "Liquidity and Capital Resources" below for details of our current debt structures.

Income Taxes. No income tax expense or benefit has been recorded through March 31, 1999, due to our net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles.
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $57,857,000 at December 31, 1998, expiring in years 2008 through 2013, is subject to annual limitations due to a change in ownership as a result of our initial public offering. Accordingly, approximately $6,185,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

Preferred Dividend Requirements. During the first quarter of 1999, the Series B and Series C Convertible Preferred Stock outstanding accrued a dividend of $886,000 (representing a 14% return on investment). These dividends are compounding quarterly, and represented a 12% return on investment during 1998.

Loss Applicable to Common Shares. The loss applicable to common shares for the first quarter of 1999, totaled $2,518,000, including preferred dividend requirements of $886,000, compared to a loss applicable to common shares of $857,000, including preferred dividend requirements of $675,000, for the first quarter of 1998.

Fluctuations in Our Quarterly Operating Results and Seasonality

Our results of operations are subject to seasonal variations. In particular, our revenues and operating income are affected by end-of-the-year holiday sales.
  In accordance with industry practice, we record product sales when products are shipped to retailers. In anticipation of holiday sales, retailers purchase products from us prior to December. As a result, our revenues and operating income typically decline during December, January and February. In addition, timing of a new release may materially affect our business, financial condition and results of operations.  For example, if releases planned for the peak holiday season are delayed, our business, financial results and operating results could be materially, adversely affected.

Liquidity and Capital Resources

We have incurred significant net losses and negative cash flows from operations since our inception, including a net loss of $1,632,000 ($2,518,000 after preferred dividend requirements) and negative cash flows from operations of $2,657,000 in the first quarter of 1999. We have historically sustained net losses and negative cash flows, in part due to the high costs associated with the establishment and expansion of our activities.

Historically, we have funded our operations and other activities from a variety
 of capital sources, including debt and equity financing.   We have continued to
  obtain equity financing from time-to-time. On December 31, 1998, a private placement of our Common Stock occurred, providing proceeds of $2,500,000 in January 1999.

We have formulated plans and instituted specific measures which we believe will improve cash flows and liquidity and enable us to continue in existence without a significant curtailment of operations.

* We established a fiscal 1999 business plan and adopted a fiscal 1999 budget which includes, among other things, (i) a focus on the efficiency of internal operations, (ii) implementation of procedures to reduce costs and improve margins, (iii) the addition of new releases in a variety of genres and (iv) the hiring of experienced music industry executives to supplement the efforts of
management.

* On April 15, 1999, we issued shares of a new series of preferred stock and warrants to purchase shares of our Common Stock to one of our executive officer s and a director and certain other members of our Board of Directors, providing net proceeds of approximately $3,900,000 (see "Note 7" in the notes to the consolidated financial statements).

In addition to the equity placements described above, we may need additional equity financing in order to achieve our fiscal 1999 plan. While we have been successful in the past in raising equity as needed, there can be no assurance that additional equity financing may be available on satisfactory terms, if at all. Also, while we believe that our fiscal 1999 plans, if achieved, will enable us to comply with the financial covenants in the amended debt agreement with our lending bank, if some or all of our plans do not materialize, we may
be in violation of the financial covenants.   In this case, we may require
additional funds to operate and such funds may not be available on satisfactory terms, if at all. Failure to raise needed fundings on favorable terms could have a material adverse effect on our business. Our plans for fiscal 1999 and beyond are subject to uncertainties, many of which are beyond our control, such as general economic conditions and competitive factors, and actual results may vary significantly from our plans. The financial statements and related notes included elsewhere herein do not include any adjustments which might result from the outcome of this uncertainty.

During the first quarter of 1999, we experienced negative cash flow from operations of $2,657,000. This resulted from continued operating losses and approximately $1,273,000 of new project funding. Investing activities for the quarter totaled $244,000, related to capital expenditure. Operating and investing activities were funded from operations, our line of credit with First
 Source Financial, Inc. and proceeds of $2,500,000 from a private placement of our Common Stock.

During the first quarter of 1998, we experienced negative cash flow from operations of $1,609,000. This resulted from continued operating losses and approximately $1,311,000 of new project funding. Investing activities for the period totaled $379,000, related to capital expenditures and the purchase of a classical catalog. Operating and investing activities were funded from operations and our then-outstanding banking line of credit.

We require significant recurring funds for A&R expenses, which include recorded music costs. We make substantial payments each period for recording costs and advances to artists and producers in order to maintain and enhance our artist roster. Advances to established artists and producers and direct costs associated with the creation of record masters are capitalized and are charged to cost of sales as the related albums earn revenues or when the amounts are determined to be unrecoverable. Royalties are not paid to the artist until all advances made to the artist have been recouped by us. Also, we establish and maintain reserves relative to royalty payments for a period of 18 to 24 months to allow for product returns activity, as royalties are not owed on returned product.

During July 1998, we entered a credit agreement with First Source Financial, Inc. (First Source) for a $35,000,000 revolving line of credit. Our First Source facility has a five year term, bears interest at the bank's base rate plus 1.5% per annum (9.25% at March 31, 1999) and includes a LIBOR option of LIBOR plus 3% per annum (8.1875% at March 31, 1999). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog.
    Our First Source facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets. Because the facility contains a subjective acceleration clause, the entire balance is classified as current in the balance sheet. The First Source agreement was amended during April 1999, providing for revised financial covenants through December 31, 1999.  In connection with the amendment, the bank required a $60,000 fee, which was paid in shares of our Common
         Stock on April 14, 1999.

Stockholders' equity at March 31, 1999, totaled $5,103,000 compared to $7,918,000 at December 31, 1998. This net decrease of $2,815,000 or 36% is primarily due to continued operating net losses and the redemption of shares of our Common Stock in connection with a certain litigation settlement (see "Part II " Other Information, Item 1. Legal Proceedings").

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

In 1998, we started analyzing, reprogramming and replacing our computer systems to address the Year 2000 problem. We have completed a significant portion of the reprogramming, replacing and testing, but have not yet completed our review of the significant software and equipment used in our business operations and the operations of our key business partners. Until these reviews are complete, we cannot be sure that our efforts to address Year 2000 issues are appropriate, adequate or complete.

Based on our current assessment of our Year 2000 issues detailed below, we plan to be Year 2000 compliant by July 31, 1999:

* We are dependent on personal computer systems for internal electronic information processing. To bring our systems into Year 2000 compliance we have spent approximately $250,000 since January 1, 1998, to replace existing hardware.

* We are currently operating one financial accounting software package that is Year 2000 compliant. We intend to either install distribution software already purchased that is Year 2000 compliant in the near future or, in the worst case, modify our existing distribution software used in both locations to be Year 2000 compliant at no material incremental cost. We have spent approximately $330,000 on software since January 1, 1998. We have also paid
 $500,000 in consulting services since January 1, 1998.

* We are currently assessing the state of readiness for Year 2000 of our material vendors, suppliers, customers and other material third parties.
 We expect to have sent the letters by July 31, 1999.  If any of our material vendors, suppliers or customers, particularly Universal, has a serious Year
   2000 problem, we could experience a loss of revenues from their operations and/or incur a
significant amount of expenses.

If we are unable to manage the Year 2000 date change successfully, we may suffer the following consequences:

* We may experience a significant number of operational inconveniences and inefficiencies for us and our customers that may divert our time and attention and financial and human resources from our ordinary business activities.

* We may suffer serious systems failures that may require significant efforts by us or our customers to prevent or alleviate material business disruptions.


* We may be in default of a number of agreements, including our credit agreement, if we fail to respond to our Year 2000 issues in a timely manner.

* We may experience significant loss of revenues or incur a significant amount of unanticipated expenses.

* We may incur liability for the losses incurred by our customers or others where business is disrupted by our system failures or incur significant costs of defending claims made against us for the recovery of such losses.

Safe Harbor Provision

Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe,"
"estimate" and "expect" or similar words. You should read statements that contain these words because they (1) discuss our future expectations, (2) contain projections of our future results of operations or of our financial condition or (3) state other "forward-looking" information.  We believe it is important to communicate our expectations to our investors.  There may be events in the future, however, that we are not accurately able to predict or over which we have no control. A number of important factors could cause our actual results, performance and achievements for fiscal 1999 and beyond to differ materially from those expressed in such forward-looking statements. Reference is made to our prior filings with the Securities and Exchange Commission, in particular the "Risk Factors" section of our Prospectuses dated January 13, 1999, as amended, and
 March 12, 1996, for a discussion of some of these factors. These risk factors include, without limitation, commercial success of our repertoire, risks of inadequate financing,charges and costs related to acquisitions, management of growth, relationships with artists, producers and licensees, attraction and retention of key personnel, general economic and business conditions and competition in the recorded music industry.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt.


On March 31, 1999, we had $34,375,000 of debt outstanding under a $35,000,000 revolving bank line of credit. The line of credit expires during July 2003.
 The line of credit bears interest at the bank's base rate plus 1.5% per annum (9.25% at March 31, 1999) and includes a LIBOR option of LIBOR pl us 3% per annum (8.1875% at March 31, 1999). At March 31, 1999, the portion of the outstanding debt subject to the LIBOR option totaled $29,900,000.

We do not hold and have not issued derivative financial instruments for speculation or trading purposes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 31, 1999, we settled our pending litigation with JCSHO, Inc. entitled JCSHO, Inc. f/k/a Intersound, Inc. v. Platinum Entertainment, Inc., No. 97-2479 MJD/AJB (D. Minn.). The parties determined that JSCHO would retain 306,122 shares (60%) of the 510,203 shares of our Common Stock issued to JCSHO in connection with our acquisition of Intersound in 1997 which were held in escrow pending resolution of this litigation and that JSCHO would return 204,081 shares (40%) to us. We also agreed to issue Donald R. Johnson, a shareholder and former employee of Intersound, Inc., 20,000 shares of our Common Stock. The settlement results in a reversal of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. and the recognition of a gain of $1,185,000 during the first quarter of 1999. This settlement results in the mutual release of all claims and actions the parties have or ever had against each other arising from conduct occurring before March 31,1999, including all claims that were asserted or that could have been asserted by Donald R. Johnson, a shareholder and former employee of Intersound, Inc., in the action entitled Donald R. Johnson v. Intersound, Inc.
(Del), f/k/a River North Studios, Inc., No. E-64885, Superior Court in Fulton County Georgia. The parties have filed all documents necessary to effectuate the dismissal with prejudice, and without attorneys' fees and costs, of all claims asserted in the pending litigation.

On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the Superior Court of Fulton County, State of Georgia, captioned Ichiban Records, Inc. v.
Platinum Entertainment, Inc., Civil Action No. 1999 CV 07215 ("Ichiban Claim"), seeking termination of its distribution agreement with us and damages in excess of $10,000,000, for alleged breaches of its distribution agreement by us. Ichiban Records, Inc. also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption.
On April 21, 1999, Ichiban Records, Inc. also filed a voluntary petition to commence a case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case No. 99-66017. Further, we removed the Ichiban Claim from the State of Georgia court to the United States District Court for the Northern District of Georgia, Atlanta Division,
Case No. 1:99 CV-1113. The Ichiban Claim will now be asserted through the bankruptcy action. We believe the claims of Ichiban Records, Inc. are without merit and that the matter will be successfully resolved without a material impact on our financial position or results of operations. We are presently in discussions with Ichiban Records, Inc. concerning a restructuring of the distribution relationship between the parties in order to recover advances and other monies owed by Ichiban Records, Inc. to us. However, because the bankruptcy and lawsuit are at early stages, there can be no assurances that the matter can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

We are a party in various other lawsuits which have arisen in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. 	Changes in Securities and Use of Proceeds.

During February 1999, Bank of Montreal exercised in full their warrant to purchase 235,366 shares of our Common Stock for $.01 per share, resulting in proceeds of $2,354.

	During March 1999, PPM America Special Investments Fund L.P. exercised in full their warrant to purchase 23,206 shares of our Common Stock for $.01 per share, resulting in proceeds of $232.

	On March 31, 1999, we settled two lawsuits resulting in the issuance of 20,000 shares of our Common Stock to Donald R. Johnson and the redemption of
 204,081 shares of our Common Stock from JSCHO, Inc.  See "Item 1.
     Legal Proceedings."

These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K.

A.  Exhibits.

10.1	Employment Agreement, dated December 15, 1998, between the Registrant and Brent Gordon.
27.	Financial Data Schedule.

B. Reports on Form 8-K.

None.

SIGNATURES

	Pursuant to the requirements of the Securities Act of 1933, we certify that we have reasonable grounds to believe that we meet all of the requirements for filing on Form 10-Q and we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of
    Downers
Grove, State of Illinois, on May 17, 1999.

						Platinum Entertainment, Inc.

						By: /s/STEVEN DEVICK
						      Steven Devick
						      Chairman, President and Chief Executive Officer

                           /s/DOUGLAS C. LAUX
						      Douglas C. Laux
                              Chief Operating Officer, Chief Financial Officer and Director




































19

12