Form 10-Q
period 1999-06-30
PLATINUM ENTERTAINMENT INC
filed 1999-08-16
CIK 883558

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

    7,313,754 Common Stock, par value $.001 per share, at August 16, 1999.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

Platinum Entertainment, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

                                              June 30       December 31
                                              1999          1998
                                              ________________________________
Assets                                        (Unaudited)
Current assets:
    Cash                                      $      47      $        12
    Accounts receivable, net                      7,765            5,647
    Artist advances, net                          2,269            1,899
    Inventories, net                              6,828            7,036
    Other receivable                                -              2,500
    Other                                         2,469            1,986
                                              ________________________________
Total current assets                             19,378           19,080
Investment securities                               750              750
Property and equipment, net                       2,578            2,461
Recorded music costs, net                         1,178            1,251
Music catalog, net                               20,849           21,314
Music publishing rights, net                      2,950            3,026
Goodwill, net                                     5,488            5,610
Deferred financing costs, net                       225              253
Equity investment in joint venture                2,088            2,205
Other                                               977            1,028
                                              ________________________________
Total assets                                  $  56,461      $    56,978
                                              ================================
 Liabilities and Stockholders' Equity
 Current liabilities:
     Revolving line of credit                 $  34,247      $    33,965
     Accounts payable                             5,084            6,452
     Accrued liabilities                          2,239            3,233
     Royalties payable                            7,798            5,410
                                              ________________________________
 Total current liabilities                       49,368           49,060
 Stockholders' equity:
 Preferred stock:
  Preferred Stock ($.001 par value); 10,000,000
   shares authorized:
   Series B Convertible Preferred Stock,
    20,000 shares issued and outstanding            -                -
   Series C Convertible Preferred Stock,
    2,500 shares issued and outstanding             -                -
   Series D Convertible Preferred Stock,
    3,938 shares issued and outstanding             -                -
 Common stock:
  Common Stock ($.001 par value); 40,000,000
  shares authorized, 7,514,502 and 6,626,099
  shares issued and  7,310,421 and 6,626,099
  shares outstanding, respectively                    7                7
 Additional paid-in capital                      79,870           71,378
 Accumulated deficit                            (72,784)         (63,467)
                                              ________________________________
 Stockholders' equity                             7,093            7,918
                                              _________________________________
 Total liabilities and stockholders' equity   $  56,461      $    56,978
                                              =================================


See accompanying notes to financial statements.

Platinum Entertainment, Inc.
Consolidated Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

                      Quarter ended June 30           Six months ended June 30
                      1999          1998              1999             1998
                      _____________________           _________________________
Gross product sales    $  10,739    $ 12,942           $ 23,097       $ 26,607
Less: Returns             (2,739)     (2,847)            (5,452)        (4,271)
Less: Discounts             (276)       (603)              (852)        (1,208)
                       ______________________         _________________________
Net product sales          7,724       9,492             16,793         21,128
Licensing, publishing
  and other revenues         364         976                525          1,327
                       ______________________         _________________________
Net sales                  8,088      10,468             17,318         22,455
Cost of sales and
 services                  6,613       6,316             11,794         13,922
                       ______________________         _________________________
Gross profit               1,475       4,152              5,524          8,533
Other operating expenses:
	Selling, general and
    administrative         5,837       4,820             10,136          8,440
	Depreciation and
    amortization             536         410              1,187            905
                       ______________________         _________________________
                           6,373       5,230             11,323          9,345
                       ______________________         _________________________
Operating loss            (4,898)     (1,078)            (5,799)          (812)
Interest income              -            22                -               41
Interest expense            (773)       (695)            (1,433)        (1,263)
Other financing costs        (70)        275               (103)           205
Equity loss                  (79)       (199)              (117)           (29)
                       _______________________        _________________________
Net loss                  (5,820)     (1,675)            (7,452)        (1,858)
Less:  Preferred
  dividend requirements     (979)       (695)            (1,865)        (1,370)
                       _______________________        _________________________
Loss applicable to
common shares          $  (6,799)   $ (2,370)          $ (9,317)      $ (3,228)
                       =======================       ===========================

Basic and diluted
loss per common share  $   (0.97)   $  (0.44)          $  (1.36)      $  (0.60)

Weighted average number
 of common shares
 outstanding           7,016,134    5,401,138          6,866,653       5,338,437

See accompanying notes to financial statements.

Platinum Entertainment, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited - in thousands, except share and per share amounts)

                                                                                             Additional
                                              Preferred stock               Common Stock        paid-In              Stockholders'
                                        Series B  Series C    Series D   Shares  Amount      capital     Deficit     equity
Balance at December 31, 1998            $    -    $    -      $    -      6,626   $    7     $  71,378   $  (63,467) $  7,918
Issuances of Common Stock:
 Private placement ($7.09 per share)         -         -           -        423        -         3,000            -     3,000
 Warrant exercises                           -         -           -        259        -             2            -         2
 Professional services by related parties    -         -           -         75        -           527            -       527
 Employee stock plans                        -         -           -         43        -           251            -       251
 Litigation settlement                       -         -           -         20        -           129            -       129
 Professional services                       -         -           -         18        -           123            -       123
Issuances of preferred stock:
    Series D with warrants                   -         -           -          -        -         3,909            -     3,909
Redemption of Common Stock:
    Litigation settlement                    -         -           -       (204)       -        (1,314)           -    (1,314)
Dividends:
    Preferred dividend requirements          -         -           -          -        -         1,865       (1,865)        -
Net loss for the six months ended
    June 30, 1999                            -         -           -          -        -             -       (7,452)   (7,452)
Other                                        -         -           -         50        -             -            -         -
                                        ______________________________   _______________________________________________________
Balance at June 30, 1999                $    -    $    -      $    -      7,310   $    7     $  79,870   $  (72,784) $  7,093
                                        ==============================   =======================================================

See accompanying notes to financial statements.

Platinum Entertainment, Inc.
Consolidated Statements of Cash Flows
(Unaudited - in thousands)

                                                                Six months ended June 30
                                                                1999              1998
                                                                _______________________________
Operating activities
Net loss                                                        $    (7,452)      $     (1,858)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Provision for future returns                                       5,452             4,271
    Provision for unrecoupable artist balances                         2,039             1,303
    Provision for slow-moving inventory                                  100                -
    Depreciation                                                         337               190
    Amortization                                                         849               716
    Deferred financing costs                                             103               126
    Equity loss from joint venture                                       117                28
    Professional services by related parties paid in common stock        527                -
    Professional services paid in common stock                           123                -
    Litigation settlement, net                                        (1,185)               -
Changes in operating assets and liabilities:
    Accounts receivable                                               (7,570)           (7,492)
    Inventories                                                          108              (725)
    Artist advances                                                   (2,389)           (2,879)
    Recorded music costs                                                (113)             (264)
    Accounts payable                                                  (1,490)               67
    Accrued liabilities                                                 (994)           (1,161)
    Royalties payable                                                  2,388             1,420
    Other                                                               (403)             (624)
                                                                _______________________________
Net cash used in operating activities                                 (9,453)           (6,882)
Investing activities
Cash paid for acquisition                                                 -               (150)
Purchases of property and equipment                                     (454)             (733)
                                                                _______________________________
Net cash used in investing activities                                   (454)             (883)
Financing activities
Net proceeds from revolving lines of credit                              282             9,107
Payment on bank term loan                                                 -             (1,000)
Net proceeds from sale of preferred stock with warrants
    to related parties                                                 3,909                -
Proceeds from sale of Common Stock                                     5,500                -
Employee stock plans                                                     251                -
Other                                                                     -                (76)
                                                                _______________________________
Net cash provided by financing activities                              9,942             8,031
                                                                _______________________________
Net increase in cash                                                      35               266
Cash, beginning of period                                                 12                11
                                                                _______________________________
Cash, end of period                                             $         47      $        277
                                                                ===============================

See accompanying notes to financial statements.

Platinum Entertainment, Inc.
Notes to Consolidated Financial Statements
(Unaudited - in thousands, except share and per share amounts)


1.	Basis of Presentation

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Accordingly, the financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain prior period amounts in the financial statments have been reclassified to conform with the
current period presentation.   These financial statements should be read in
conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, of Platinum Entertainment, Inc. included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1999. The interim results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

We have incurred significant net losses and negative cash flows from operations since our inception, including a net loss of $7,452 ($9,317 after preferred dividend requirements) and negative cash flows from operations of $9,453 in the six months ended June 30, 1999. We have historically sustained net losses and negative cash flows, in part due to the high costs associated with the establishment and expansion of our activities.

For the quarter ended June 30, 1999, we were in violation of one of the financial covenants contained in our bank credit agreement. This violation was waived by the bank in July 1999. Our fiscal 1999 plan, if achieved, would allow us to comply with our financial covenants. However, under the current provisions of the bank credit agreement and based on actual results to date, it is likely that we will be in violation of the same financial covenant for the third and fourth quarters of fiscal 1999. If so, we would seek to have these violations waived. If we are unsuccessful in obtaining a waiver, the lender could declare the facility in default. A default could have a material adverse effect on the Company's business as there is no assurance that alternative financing could be obtained on terms satisfactory to the Company, if at all.

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

* During April 1999, we issued shares of a new series of preferred stock and warrants to purchase shares of our Common Stock to one of our executive officers and certain other members of our Board of Directors, providing net proceeds of approximately $3,900 (see "Note 5").

* During May 1999, a private placement of our Common Stock occurred, providing proceeds of $3,000 (see "Note 7").

* During July 1999, musicmaker.com, Inc. (musicmaker.com) completed its initial public offering (IPO). Based on the pro forma assumptions discussed in "Note 2," the value of our investment in musicmaker.com is $8,039. Pursuant to a lock-up agreement with the underwriters of the IPO, we are unable to sell the musicmaker.com shares until January 2000. However, we have secured permission to use the shares as collateral for the purpose of generating additional liquidity in the near term.

* We have agreed to sell our country music publishing rights originally purchased from Double J Music Group for $1,449. We anticipate this sale to be completed by the end of August 1999.

The events described above should allow us to complete our 1999 plan. In addition to the events described above, we may need additional equity financing in order to achieve our fiscal 2000 plan. While we have been successful in the past in raising equity as needed, there can be no assurance that additional equity financing may be available on satisfactory terms, if at all. The financial statements and related notes included elsewhere herein do not include any adjustments which might result from the outcome of this uncertainty. Our plans for fiscal 1999 and beyond are subject to uncertainties, many of which are beyond our control, such as general economic conditions and competitive factors, and actual results may vary significantly from our plans.


2.	Musicmaker.com

We own 798,856 shares of common stock of musicmaker.com. Musicmaker.com completed its IPO on July 7, 1999, for an IPO price of $14 per share under the symbol "HITS." We obtained our equity interest in musicmaker.com, the Internet's largest music download and custom CD vendor, on September 30, 1998, in exchange for $750 of our common stock, par value $.001 per share. In addition, we granted musicmaker.com the exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for two years, and thereafter a non-exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for five years. We retained the exclusive rights to our music catalog for promotional Internet downloads. Effective
July 7, 1999, and prospectively, the accounting treatment for our investment in musicmaker.com will require us to record the investment at its fair market value which has a significant affect on our assets and net worth. The pro forma information following assumes musicmaker.com's IPO occurred on June 30, 1999, and reflects the value of our investment as of August 13, 1999, at the per share price of $10.063, which price equals the closing price of musicmaker.com's common stock as reported by the Nasdaq National Market on that date.

                                                June 30         June 30
                                                1999            1999
                                                (Unaudited)     (Pro forma)
Total assets                                 $     56,461    $         63,750
Total liabilities                                  49,368              49,368
Total stockholders' equity                          7,093              14,382
Total liabilities and stockholders' equity	 $      56,461 	 $          63,750

3.	Basic and Diluted Loss Per Common Share

Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted-average number of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. The total of such securities at June 30, 1999, was 13,399,271. Such effect was not dilutive in any of the periods presented herein.

4.	Debt

During July 1998, we entered a credit agreement with First Source Financial, Inc. (First Source) for a $35,000 revolving line of credit. Our First Source facility has a five year term and bears interest at the bank's base rate plus 1.5% per annum (9.25% at June 30, 1999). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. Our First Source facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets. Because the facility contains a subjective acceleration clause, the entire balance is classified as current in the balance sheet. The First Source agreement was amended during April 1999, providing for revised financial covenants through December 31, 1999. For the quarter ended June 30, 1999, we were in violation of one of the financial covenants contained in this amendment. This violation was waived by the bank during July 1999. The First Source agreement was amended again during August 1999, to allow the sale of our Double J publishing rights. Pursuant to this amendment, the revolving line of credit will be permanently reduced by 50% of the net proceeds from the sale of Double J, or approximately $700.

5.	Preferred Stock

On April 15, 1999, we issued and sold an aggregate of 3,938 shares of Series D Convertible Preferred Stock and warrants (the Series D Warrants) to purchase an aggregate of 794,163 shares of Common Stock to Steven Devick, one of our executive officers and a director, and Craig J. Duchossois and Andrew Filipowski, each members of our Board of Directors. The terms of the Series D Convertible Preferred Stock and Series D Warrants were determined on April 9, 1999, pursuant to approval by the Board of Directors on such date. We received $3,938 in gross consideration in connection with this private placement. We also paid an aggregate of $29 to Mr. Duchossois and Mr. Filipowski as a related transaction fee. The Series D Convertible Preferred Stock accrues dividends compounded at an annual rate of 12% for the first year, 14% for the second year, 16% for the third year, 18% for the fourth and fifth years and 20% at all times thereafter, of the purchase price of the Series D Convertible Preferred Stock, in preference to any dividends on any class of capital stock that is junior to the Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock is junior to the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock with respect to the right to receive dividends and to participate in any distribution of assets other than by way of dividends. The Series D Convertible Preferred Stock is redeemable by us at any time at a price per share equal to the purchase price paid by the purchasers thereof plus accrued and unpaid dividends. The Series D Convertible Preferred Stock is convertible, commencing two years from the date of issue, into shares of Common Stock at $7.00 per share, which is equal to the closing trading price of the Common Stock on April 9, 1999. The value assigned the Series D Convertible Preferred Stock is $3,532 and the value assigned the Series D Warrants is $406. These amounts, net of associated costs of $29, are reflected in additional paid-in capital on the balance sheet.

The number of shares of Common Stock obtainable upon exercise of the Series D Warrants does not increase. If the Series D Convertible Preferred Stock is redeemed in full during the twelve month period following the issuance of the Series D Warrants, the holders of the Series D Warrants are required to return 1% of the Series D Warrants (or Common Stock representing shares received upon exercise of the Series D Warrants), determined on a pro rata basis, for each month remaining in such twelve month period; provided, however, that the holders of the Series D Warrants are not required to return more than 12% of the aggregate number of Series D Warrants originally issued. The Common Stock underlying the Series D Warrants may be purchased at an exercise price per share of $6.126, which is equal to the average of the closing trading price of the Common Stock for the 30 consecutive trading days that commenced April 9, 1999.

6.	Preferred Dividend Requirements

The preferred stock accrued dividends as follows:

                    Series B        Series C        Series D    Total
May 31, 1999        $ 815           $ 102           $  62       $ 979
February 28, 1999     788              98              -          886
May 31, 1998          618              77              -          695
February 28, 1998     600              75              -          675


The dividends reflect a compounding per annum rate of 14% (effective December 1998; prior to such date the per annum rate was 12%) of the initial costs of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and 12% of the initial costs of the Series D Convertible Preferred Stock.

7.	Common Stock

During May 1999, we issued 423,280 shares of our Common Stock to unrelated parties at a per share price of $7.088, which approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale. We received $3,000 in consideration for this sale.

8.	Related Party Transactions

We entered a distribution agreement, dated August 1998, with Envisage
Multimedia LLC pursuant to which we are the exclusive distributor of Envisage recorded music products, in certain territories, for a period of three years. For such services, we receive a distribution fee from Envisage. We also have paid certain manufacturing and promotional costs on behalf of Envisage, to be fully repaid to us by Envisage. Gross product sales of Envisage product reflected in the statement of operations for the quarter and six months ended June 30, 1999 were immaterial. The amount due from Envisage at June 30, 1999 reflected in the balance sheet is approximately $749. Envisage is a partnership owned by parties related to us.

During April 1999, we issued 75,246 shares of our Common Stock, valued at $527 or $7 per share, to Platinum technology Interational, Inc. (Platinum technology), of which certain shareholders, directors and officers are members of the Company's Board of Directors, in connection with computer consulting services. Pursuant to an agreement accompanying the issuance, if Platinum technology sells the shares below the initial value of the shares at time of issuance, we are required to issue Platinum technology additional shares of our Common Stock equal to their loss on the sale. To the extent Platinum technology sells the stock for greater than such initial value, Platinum technology shall retain 10% of such excess value and shall remit the remaining excess value to the Company to be applied on a priority basis to future invoices for additional services, if any. Such arrangement also applies to the initial payment of 53,192 shares issued to Platinum technology on November 20, 1998 valued at $7.188 per share.

9.	Litigation

During March 1999, we settled our pending litigation with JCSHO, Inc. (see "Part II - Other Information - Item 1. Legal Proceedings"). The settlement resulted in an offset of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. through the recognition of a gain of $1,185. This amount is included as an offset to our operating expenses in the statement of operations for the six months ended June 30, 1999.

On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the Superior Court of Fulton County, State of Georgia, captioned "Ichiban Records, Inc. v. Platinum Entertainment, Inc.," Civil Action No. 1999 CV 07215 ("Ichiban Claim"), seeking termination of its distribution agreement with us and damages in excess of $10,000,000, for alleged breaches of its distribution agreement by us. Ichiban Records, Inc. also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption. On April 21, 1999, Ichiban Records, Inc. also filed a voluntary petition to commence a case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case No. 99-66017. Further, we removed the Ichiban Claim from the State of Georgia court to the United States District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:99 CV-1113. The Ichiban Claim will now be asserted through the bankruptcy action. We are presently in discussions with Ichiban Records, Inc. concerning a restructuring of the distribution relationship between the parties in order to recover advances and other monies owed by Ichiban Records, Inc. to us. A settlement agreement to dismiss the Ichiban Claim and an agreement amending the distribution agreement with Ichiban has been reached with the trustee for the bankruptcy estate. We anticipate filing a joint motion soon with the trustee to approve the settlement and amendment agreement. We believe the claims of Ichiban Records, Inc. are without merit and that the matter will be successfully resolved without a material impact on our financial position or results of operations. However, because the bankruptcy is at an early stage, there can be no assurances that the matter can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

On May 28, 1999, PolyGram Group Distribution, Inc. filed an action against us in the Superior Court of the State of California for the County of Los Angeles captioned "PolyGram Group Distribution, Inc. -v- Platinum Entertainment, Inc.," Case No. B C211091, seeking injunctive relief, restitution, and disgorgement of profits arising out of PolyGram's claim that the distribution agreement between us and PolyGram Group Distribution bars the distribution of our recordings through our own distribution facilities and requires that they be distributed by PolyGram. On June 25, 1999, PolyGram filed an amended complaint that additionally seeks the recovery of an unspecified amount of damages. We have filed an answer to this complaint denying the claims of PolyGram and asserting cross-claims for damages arising out of PolyGram's breach of the distribution agreement, for damages incurred in connection with the production of a compilation album by PolyGram entitled "Essential Southern Rock" and for the failure of PolyGram's successor, Universal Music, to properly pay royalties to us pursuant to the terms of a foreign licensing agreement between us and Universal. We have rejected earlier demands to cease and desist selling our recording through our own distribution facilities on the grounds that an amendment to the distribution agreement with PolyGram Group Distribution specifically allows us to distribute records through our own distribution company. In addition, on July 21, 1999, we provided PolyGram with a notification of termination of the distribution agreement. Because this litigation is at a very early stage, we are unable to predict its outcome with any accuracy. However, we believe PolyGram's claims are without merit and we intend to vigorously defend this action and pursue our claims against PolyGram. The Company is also a plaintiff in a copyright infringement action against MCA, Inc. and MCA Records, Inc., subsidiaries of Universal Music, now pending in the United States District Court for the Southern District of New York, captioned "Platinum Entertainment, Inc. v. MCA, Inc., et al," Civil Action No. 99 Civ.1521. This action seeks damages and injunctive relief by the Company for the wrongful use by the defendants of one of the Company's published musical compositions.

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

We distribute our products through a multi-channel system comprised of (i) PED Corp (formerly named Platinum Distribution), our proprietary distribution system, (ii) international licensing agreements as well as production and distribution agreements on a territory-by-territory basis and (iii) Internet distribution. We had a distribution agreement with PolyGram Group Distribution, Inc. (PGD) through July 1999, at which time we notified PGD we were terminating the agreement (see "Part II - Other Information - Item 1. Legal Proceedings"). Our gross revenues through PGD were $1,006,000 and $4,185,000 for the second quarter of 1999 and 1998, respectively, reflecting a 76% decrease. Our gross revenues through PGD were $3,095,000 and $8,801,000 for the first six months of 1999 and 1998, respectively, reflecting a 65% decrease. Management believes that this decrease is related to the acquisition by Universal Music and Video Distribution (Universal) of PGD during the summer of 1998. This decrease was offset in part by increased sales volume through PED. Gross revenues through PED were $9,162,000 and $7,998,000 for the second quarter of 1999 and 1998, respectively, reflecting a 15% increase. Gross revenues through PED were $19,148,000 and $14,806,000 for the first six months of 1999 and 1998, respectively, reflecting a 29% increase.

As a result of the termination of the PGD agreement, we increased our reserve for future returns related to product distributed by PGD by $400,000 effective June 30, 1999. In addition, effective June 30, 1999, we increased artist advance and inventory reserves related to product distributed by PGD by approximately $1,200,000. An additional $390,000 in costs were incurred during the second quarter of 1999, primarily due to increased handling fees, freight charges, etc. to transfer product from PGD to PED. We are currently moving PED to a new, larger facility which we anticipate will enable us to more efficiently distribute product. This is expected to result in increased gross margins with the elimination of PGD's distribution fee of approximately 18%, and additional miscellaneous fees representing another 5% on average.

While we have historically distributed records for a limited number of outside labels, it is our strategy to increase the volume of outside labels we distribute in order to generate additional revenues and to expand our PED system. Under these arrangements, we generate a distribution fee of approximately 20% to 30%, depending on the volume and range of services provided. The gross margin from these sales has ranged from as low as 6% (for third party product distributed by PGD to which we owed a distribution fee) to 27% (for product distributed through our proprietary systems). Additional gross margin benefits are expected to occur as PED assumes the distribution responsibilities of additional third party labels. These third party activities represented 6% of our gross revenues in the second quarter of 1999, as compared to 9% in the second quarter of 1998, and 8% during the six months ended June 30, 1999, as compared to 7% in the six months ended June 30, 1998. The decrease in the second quarter of 1999 resulted from decreased activity with Ichiban Records, which filed for bankruptcy during April 1999 (see "Part II - Other Information - Item 1. Legal Proceedings").

We distribute via the Internet through our website, www.PlatinumCD.com, and our equity investment and revenue sharing arrangement with musicmaker.com, Inc. (musicmaker.com), the first and largest digital download and "burn and mail" company. Musicmaker.com completed its initial public offering (IPO) on July 7, 1999 under the symbol "HITS." "Note 2" to the financial statement included herein discloses the pro forma impact to our assets and net worth at June 30, 1999, relating to this offering. Through musicmaker.com our customers can create custom compilation CDs or download songs onto the hard drive of their own computers using Liquid Audio and Secure-MP3, two downloading formats used to protect the copyrights of the record label and the recording artist. We also are an affiliate with Amazon.com, a leader in the Internet commerce industry, to provide customers who visit our website access to hundreds of thousands of commercially available titles.

Product sales are recognized upon shipment. In accordance with industry practice, our music products are sold on a returnable basis. Our allowance for future returns is primarily based upon our historical returns and "SoundScan" data. Our returns were 25% of our gross revenues in the second quarter of 1999, as compared to 20% in the second quarter of 1998. The current quarter is higher than the comparable prior period due to increase future returns for product distributed by PGD as discussed above. Our returns were 23% during the six months ended June 30, 1999, as compared to 15% in the six months ended June 30, 1998. The return rate for the first half of 1998, was unusually low; the return rate for the six months ended June 30, 1999, is the same as our overall 1998 return rate and we believe this return rate approximates our anticipated future returns. It is our policy to inventory returned product and resell such product at market value.

During March 1999, we settled our pending litigation with JCSHO, Inc. (see "Part II - Other Information - Item 1. Legal Proceedings"). The settlement resulted in an offest of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. through the recognition of a gain of $1,185,000. This amount is included as an offset to our operating expenses in the statement of operations for the six months ended June 30, 1999.

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


                                                Quarter ended           Six months ended
                                                June 30                 June 30
                                                1999    1998            1999    1998
                                                ________________        _________________
Gross revenues
        Platinum labels                         91%     84%             90%     88%
        Distributed labels                       6%      9%              8%      7%
       	Licensing, publishing and other	        	3%     	7%	            	2%     	5%
                                                ________________        _________________
        Total gross revenues                    100%    100%            100%    100%
Less: Returns                                   -25%    -20%            -23%    -15%
Less: Discounts                                 -2%     -4%             -4%     -4%
                                                ________________        _________________
Net revenues                                    73%     76%             73%     81%
Cost of sales                                   60%     45%             50%     50%
                                                ________________        _________________
Gross profit                                    13%     31%             23%     31%
Other operating expenses:
Selling, general and administrative             53%     35%             43%     30%
Depreciation and amortization		                 	5%     	3%	            	5%     	3%
                                                _________________       _________________
                                                57%     38%             48%     33%
                                                _________________       _________________
Operating income (loss)                         -44%    -7%             -25%    -2%
Interest expense                                -7%     -5%             -6%     -5%
Other financing costs                           -1%     2%               -       1%
Equity gain (loss)                              -1%     -1%              -       -
                                                _________________       _________________
Net loss                                        -53%    -11%            -31%    -6%
Less:  Preferred dividend requirements           -9%     -5%             -8%     -5%
                                                _________________       _________________
Loss applicable to common shares                -62%    -16%            -39%    -11%
                                                =================       =================



Gross Revenues. Gross revenues decreased $2,815,000 or 20% to $11,103,000 for the second quarter of 1999, compared to $13,918,000 for the second quarter of 1998, and decreased $4,311,000 or 15% to $23,622,000 for the six months ended June 30, 1999, compared to $27,933,000 for the same period of the prior year. Gross revenues through PGD were down $3,179,000 or 76% in the second quarter of 1999, compared to the second quarter of 1998, and down $5,706,000 or 65% in the six months ended June 30, 1999, compared to the same period of the prior year. Management believes that this decrease is related to the acquisition by Universal of our former third party, major label distributor, PolyGram Group Distribution, during the summer of 1998. During July 1999, we provided PGD with a notification of termination of the distribution agreement. See "Part II - Other Information - Item 1. Legal Proceedings." This decrease was offset in part by increased sales through our own distribution system, particularly in the classical genre. Gross revenues through PED were up $1,164,000 or 15% in the second quarter of 1999, compared to the second quarter of 1998, and up $4,342,000 or 29% in the six months ended June 30, 1999, compared to the same period of the prior year. Notable releases shipped during the current periods include Rick Springfield's first release in over ten years, "Karma", Vickie Winans' second live album on CGI Platinum, "Live in Detroit II", initial shipments of "Blues Power: Songs of Eric Clapton" performed by blues greats such as Buddy Guy, Otis Rush and Bo Diddley, and catalog titles such as urban compilation "Booty Mix 4" and country singer T. Graham Brown's
"Wine into Water".

Returns. We record an estimate of future returns at the time product is sold (see "Overview"). Returns as a percentage of gross revenues were 25% of gross revenues in the second quarter of 1999, as compared to 20% in the second quarter of 1998. The current quarter is higher than the comparable prior period due to increased returns for product distributed by PGD as discussed above. Returns as a percentage of gross revenues were 23% during the six months ended June 30, 1999, as compared to 15% in the same period of the prior year. The return rate for the first half of 1998 was unusually low; the return rate for the six months ended June 30, 1999, is the same as our overall 1998 return rate and we believe this return rate approximates our anticipated future returns.

Discounts. Discounts as a percentage of gross revenues decreased slightly to 2% for the second quarter of 1999, compared to 4% for the second quarter of 1998, and remained unchanged at 4% for the six months ended June 30, 1999 and 1998.

Cost of Sales. Cost of sales as a percentage of gross revenues increased to 60% for the second quarter of 1999, compared to 45% for the second quarter of 1998, and remained unchanged at 50% for the six month periods ended June 30, 1999 and 1998. The increase for the second quarter of 1999, relates to additional artist advance and inventory reserves relative to records distributed by PGD - see "Overview" above. Without these increased costs, cost of sales as a percentage of gross revenues would have been 45% for the six months ended June 30, 1999.

Gross Profit. Gross profit decreased $2,677,000 or 64% to $1,475,000 for the second quarter of 1999, compared to $4,152,000 for the second quarter of 1998, and decreased $3,009,000 or 35% to $5,524,000 for the six months ended June 30, 1999, compared to $8,533,000 for the same period of the prior year. As a percentage of gross revenues, gross profit decreased to 13% for the second quarter of 1999, compared to 31% for the second quarter of 1998, and decreased to 23% for the six months ended June 30, 1999, compared to 31% for the same period of the prior year. The decreases are primarily a result of the increased reserves for future returns, artist advances and inventory relative to product distributed by PGD as described above. The remaining decrease relates to decreased sales volume as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,017,000 or 21% to $5,837,000 for the second quarter of 1999, compared to $4,820,000 for the second quarter of 1998, and increased $1,696,000 or 20% to $10,136,000 for the six months ended June 30, 1999, compared to $8,440,000 for the same period of the prior year. The six month period ended June 30, 1999, includes a net gain from litigation settlements of $1,185,000 (see "Overview"). Excluding these settlements, selling general and administrative expenses increased 34%. This increase is primarily attributable to increased promotional spending on our urban releases, a genre which management believes requires significant promotional expenditures in order for us to capitalize on the opportunities for significant sales in this genre. In addition, we have incurred additional costs, including compensation expense, as we have expanded our sales staff and distribution capabilities in preparation for the shift to proprietary distribution for product formerly distributed by PGD.

Operating Loss. Primarily as a result of the factors described above, we incurred an operating loss of $4,898,000 for the second quarter of 1999, compared to an operating loss of $1,078,000 for the second quarter of 1998, and incurred an operating loss of $5,799,000 for the six months ended June 30, 1999, compared to an operating loss of $813,000 for the same period of the prior year. As discussed above, as a result of the termination of the PGD agreement, we increased our reserve for future returns related to product distributed by PGD by $400,000 effective June 30, 1999. In addition, effective June 30, 1999, we increased artist advance and inventory reserves related to product distributed by PGD by approximately $1,200,000. An additional $390,000 in estimated costs were incurred during the second quarter of 1999, primarily due to increased handling fees, freight charges, etc. to transfer product from PGD to PED.

Interest Expense. Interest expense for the second quarter of 1999, totaled $772,000 compared to $695,000 for the second quarter of 1998, and totaled $1,431,000 for the six months ended June 30, 1999, compared to $1,263,000 for the same period of the prior year. The current period increase resulted from a higher outstanding line of credit balance than in the prior periods. See "Liquidity and Capital Resources" below for details of our current debt structures.

Income Taxes. No income tax expense or benefit has been recorded through June 30, 1999, due to our net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles.
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $57,857,000 at December 31, 1998, expiring in years 2008 through 2013, is subject to annual limitations due to a change in ownership as a result of our initial public offering. Accordingly, approximately $6,185,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

Preferred Dividend Requirements. During the first and second quarters of 1999, the preferred stock outstanding accrued dividends of $886,000 and $979,000, respectively. See "Note 6" to the financial statements for details.

Loss Applicable to Common Shares. The loss applicable to common shares for the second quarter of 1999, totaled $6,799,000, including preferred dividend requirements of $979,000, compared to a loss applicable to common shares of $2,370,000, including preferred dividend requirements of $695,000, for the second quarter of 1998. The loss applicable to common shares for the six months ended June 30, 1999, totaled $9,317,000, including preferred dividend requirements of $1,865,000, compared to a loss applicable to common shares of $3,228,000, included preferred dividend requirements of $1,370,000, for the same period of the prior year. As discussed above, as a result of the termination of the PGD agreement, we increased our reserve for future returns related to product distributed by PGD by $400,000 effective June 30, 1999.
In addition, effective June 30, 1999, we increased artist advance and inventory reserves related to product distributed by PGD by approximately $1,200,000. An additional $390,000 in estimated costs were incurred during the second quarter of 1999, primarily due to increased handling fees, freight charges, etc. to transfer product from PGD to PED.

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

Liquidity and Capital Resources

We have incurred significant net losses and negative cash flows from operations since our inception, including a net loss of $7,452,000 ($9,317,000 after preferred dividend requirements) and negative cash flows from operations of $9,453,000 in the six months ended June 30, 1999. We have historically sustained net losses and negative cash flows, in part due to the high costs associated with the establishment and expansion of our activities.

For the quarter ended June 30, 1999, we were in violation of one of the financial covenants contained in our bank credit agreement. This violation was waived by the bank in July 1999. Our fiscal 1999 plan, if achieved, would allow us to comply with our financial covenants. However, under the current provisions of the bank credit agreement and based on actual results to date, it is likely that we will be in violation of the same financial covenant for the third and fourth quarters of fiscal 1999. If so, we would seek to have these violations waived. If we are unsuccessful in obtaining a waiver, the lender could declare the facility in default. A default could have a material adverse effect on the Company's business as there is no assurance that alternative financing could be obtained on terms satisfactory to the Company, if at all.

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

* During April 1999, we issued shares of a new series of preferred stock and warrants to purchase shares of our Common Stock to one of our executive officers and certain other members of our Board of Directors, providing net proceeds of approximately $3,900,000 (see "Note 5" to the financial statements).

* During May 1999, a private placement of our Common Stock occurred, providing proceeds of $3,000,000 (see "Note 7" to the financial statements).

* During July 1999, musicmaker.com completed its IPO. Based on the pro forma assumptions discussed in "Note 2" to the financial statements, the value of our investment in musicmaker.com is $8,039,000. Pursuant to a lock-up agreement with the underwriters of the IPO, we are unable to sell the musicmaker.com shares until January 2000. However, we have secured permission to use the shares as collateral for the purpose of generating additional liquidity in the near term.

* We have agreed to sell our country music publishing rights originally purchased from Double J Music Group for $1,449,000. We anticipate this sale to be completed by the end of August 1999.

The events described above should allow us to complete our 1999 plan. In addition to the events described above, we may need additional equity financing in order to achieve our fiscal 2000 plan. While we have been successful in the past in raising equity as needed, there can be no assurance that additional equity financing may be available on satisfactory terms, if at all. The financial statements and related notes included elsewhere herein do not include any adjustments which might result from the outcome of this uncertainty. Our plans for fiscal 1999 and beyond are subject to uncertainties, many of which are beyond our control, such as general economic conditions and competitive factors, and actual results may vary significantly from our plans.

During the six months ended June 30, 1999, we experienced negative cash flow from operations of $9,453,000. This resulted from continued operating losses and approximately $2,505,000 of new project funding. Investing activities for the six months ended June 30, 1999, totaled $454,000 and related to capital expenditures. Operating and investing activities were funded primarily from two equity placements with unrelated parties totaling $5,500,000, an equity placement with certain related parties totaling $3,909,000 and from our line of credit with First Source Financial, Inc.

During the six months ended June 30, 1998, we experienced negative cash flow from operations of $6,882,000. This resulted from continued operating losses and approximately $3,143,000 of new project funding. Investing activities for the period totaled $883,000, related to capital expenditures and the purchase of a classical catalog. Operating and investing activities were funded from our then-outstanding banking line of credit.

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

During July 1998, we entered a credit agreement with First Source Financial, Inc. (First Source) for a $35,000,000 revolving line of credit. Our First Source facility has a five year term and bears interest at the bank's base rate plus 1.5% per annum (9.25% at June 30, 1999). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. Our First Source facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets. Because the facility contains a subjective acceleration clause, the entire balance is classified as current in the balance sheet. The First Source agreement was amended during April 1999, providing for revised financial covenants through December 31, 1999. For the quarter ended June 30, 1999, we were in violation of one of the financial covenants contained in this amendment. This violation was waived by the bank during July 1999. The First Source agreement was amended again during August 1999, to allow the sale of our Double J publishing rights. Pursuant to this amendment, the revolving line of credit will be permanently reduced by 50% of the net proceeds from the sale of Double J, or approximately $700,000.

Stockholders' equity at June 30, 1999, totaled $7,093,000 compared to $7,918,000 at December 31, 1998. This net decrease of $825,000 or 11% is the net effect of continued operating net losses, the redemption of shares of our Common Stock in connection with a certain litigation settlement (see "Part II
- Other Information - Item 1. Legal Proceedings") and the issuances of both preferred and common stock as discussed above. As discussed above, as a result of the termination of the PGD agreement, we increased our reserve for future returns related to product distributed by PGD by $400,000 effective June 30, 1999. In addition, effective June 30, 1999, we increased artist advance and inventory reserves related to product distributed by PGD by approximately $1,200,000. An additional $390,000 in estimated costs were incurred during the second quarter of 1999, primarily due to increased handling fees, freight charges, etc. to transfer product from PGD to PED. "Note 2" to the financial statements included herein discloses the pro forma impact of the IPO of musicmaker.com. Such impact results in pro forma stockholders' equity at June 30, 1999, of $14,382,000.

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

Based on our current assessment of our Year 2000 issues detailed below, we plan to be Year 2000 compliant by September 30, 1999:

* We are dependent on personal computer systems for internal electronic information processing. To bring our systems into Year 2000 compliance we have spent approximately $250,000 since January 1, 1998, to replace existing hardware.

* We have recently completed the implementation of new financial accounting software that is Year 2000 compliant. We have spent approximately $330,000 on software since January 1, 1998. We have also paid $500,000 in consulting services since January 1, 1998.

* We are currently assessing the state of readiness for Year 2000 of our material vendors, suppliers, customers and other material third parties. We expect to have sent the letters by September 30, 1999. If any of our material vendors, suppliers or customers has a serious Year 2000 problem, we could experience a loss of revenues from their operations and/or incur a significant amount of expenses.

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

Safe Harbor Provision

Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "estimate" and "expect" or similar words. You should read statements that contain these words because they (1) discuss our future expectations, (2) contain projections of our future results of operations or of our financial condition or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. A number of important factors could cause our actual results, performance and achievements for fiscal 1999, and beyond to differ materially from those expressed in such forward-looking statements. Reference is made to our prior filings with the Securities and Exchange Commission, in particular the "Risk Factors" section of our Prospectus effective August 9, 1999, for a discussion of some of these factors. These risk factors include, without limitation, commercial success of our repertoire, risks of inadequate financing, charges and costs related to acquisitions, management of growth, relationships with artists, producers and licensees, attraction and retention of key personnel, general economic and business conditions and competition in the recorded music industry.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt.

On June 30, 1999, we had $34,247,000 of debt outstanding under a $35,000,000 revolving bank line of credit. The line of credit expires during July 2003. The line of credit bears interest at the bank's base rate plus 1.5% per annum (9.25% at June 30, 1999).

We do not hold and have not issued derivative financial instruments for speculation or trading purposes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 31, 1999, we settled our pending litigation with JCSHO, Inc. entitled "JCSHO, Inc. f/k/a Intersound, Inc. v. Platinum Entertainment, Inc.,"
No. 97-2479 MJD/AJB (D. Minn.). The parties determined that JSCHO would retain 306,122 shares (60%) of the 510,203 shares of our Common Stock issued to JCSHO in connection with our acquisition of Intersound in 1997 which were held in escrow pending resolution of this litigation and that JSCHO would return
204,081 shares (40%) to us. We also agreed to issue Donald R. Johnson, a shareholder and former employee of Intersound, Inc., 20,000 shares of our Common Stock. The settlement resulted in an offset of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. through the recognition of a gain of $1,185,000 during the first quarter of 1999. This settlement results in the mutual release of all claims and actions the parties have or ever had against each other arising from conduct occurring before March 31, 1999, including all claims that were asserted or that could have been asserted by Donald R. Johnson, a shareholder and former employee of Intersound, Inc., in the action entitled "Donald R. Johnson v. Intersound, Inc. (Del), f/k/a River North Studios, Inc.," No. E-64885, Superior Court in Fulton County Georgia. The lawsuit has been dismissed with prejudice.


On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the Superior Court of Fulton County, State of Georgia, captioned "Ichiban Records, Inc. v. Platinum Entertainment, Inc.," Civil Action No. 1999 CV 07215 ("Ichiban Claim"), seeking termination of its distribution agreement with us and damages in excess of $10,000,000, for alleged breaches of its distribution agreement by us. Ichiban Records, Inc. also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption. On April 21, 1999, Ichiban Records, Inc. also filed a voluntary petition to commence a case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case No. 99-66017. Further, we removed the Ichiban Claim from the State of Georgia court to the United States District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:99 CV-1113. The Ichiban Claim will now be asserted through the bankruptcy action. We are presently in discussions with Ichiban Records, Inc. concerning a restructuring of the distribution relationship between the parties in order to recover advances and other monies owed by Ichiban Records, Inc. to us. A settlement agreement to dismiss the Ichiban Claim and an agreement amending the distribution agreement with Ichiban has been reached with the trustee for the bankruptcy estate. We anticipate filing a joint motion soon with the trustee to approve the settlement and amendment agreement. We believe the claims of Ichiban Records, Inc. are without merit and that the matter will be successfully resolved without a material impact on our financial position or results of operations. However, because the bankruptcy is at an early stage, there can be no assurances that the matter can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

On May 28, 1999, PolyGram Group Distribution, Inc. filed an action against us in the Superior Court of the State of California for the County of Los Angeles captioned "PolyGram Group Distribution, Inc. -v- Platinum Entertainment, Inc.," Case No. B C211091, seeking injunctive relief, restitution, and disgorgement of profits arising out of PolyGram's claim that the distribution agreement between us and PolyGram Group Distribution bars the distribution of our recordings through our own distribution facilities and requires that they be distributed by PolyGram. On June 25, 1999, PolyGram filed an amended complaint that additionally seeks the recovery of an unspecified amount of damages. We have filed an answer to this complaint denying the claims of PolyGram and asserting cross-claims for damages arising out of PolyGram's breach of the distribution agreement, for damages incurred in connection with the production of a compilation album by PolyGram entitled "Essential Southern Rock" and for the failure of PolyGram's successor, Universal Music, to properly pay royalties to us pursuant to the terms of a foreign licensing agreement between us and Universal. We have rejected earlier demands to cease and desist selling our recording through our own distribution facilities on the grounds that an amendment to the distribution agreement with PolyGram Group Distribution specifically allows us to distribute records through our own distribution company. In addition, on July 21, 1999, we provided PolyGram with a notification of termination of the distribution agreement. Because this litigation is at a very early stage, we are unable to predict its outcome with any accuracy. However, we believe PolyGram's claims are without merit and we intend to vigorously defend this action and pursue our claims against PolyGram. The Company is also a plaintiff in a copyright infringement action against MCA, Inc. and MCA Records, Inc., subsidiaries of Universal Music, now pending in the United States District Court for the Southern District of New York, captioned "Platinum Entertainment, Inc. v. MCA, Inc., et al," Civil Action No. 99 Civ.1521. This action seeks damages and injunctive relief by the Company for the wrongful use by the defendants of one of the Company's published musical compositions.

We are a party in various other lawsuits which have arisen in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. 	Changes in Securities and Use of Proceeds.

During April 1999, we issued 75,246 shares of our Common Stock, valued at $526,724 or $7 per share, to Platinum technology International, Inc., in connection with computer consulting services.

During April 1999, we issued 8,571 shares of our Common Stock, valued at $60,000 or $7 per share, to FS Affiliate, in connection with an amendment to our bank credit agreement.

During May 1999, we issued 3,333 shares of our Common Stock, valued at $20,000 or $6 per share, to Michael Lloyd, in connection with professional services rendered.

During May 1999, we issued an aggregate 3,000 shares of our Common Stock, valued at $18,000 or $6 per share, to Web Solutions, Robert Pappas and Michael Vena, in connection with professional services rendered.

During May 1999, we issued an aggregate 50,343 shares of our Common Stock to Special Situations Fund III, L.P., Special Situations Private Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Technology Fund, L.P., each unrelated parties (Special Situations), pursuant to an agreement dated December 31, 1998. In addition, order to raise additional capital, we issued an aggregate 423,280 shares of our Common Stock to Special Situations, at a per share price of $7.088, which price approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale. We received $3,000,000 in consideration for this sale.

During June 1999, we issued 3,333 shares of our Common Stock, valued at $25,000 or $7.50 per share, to William Benedict, in connection with professional services rendered.

These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K.

A.  Exhibits.

27.	Financial Data Schedule.

B.	Reports on Form 8-K.

None.



SIGNATURES

	Pursuant to the requirements of the Securities Act of 1933, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Downers Grove, State of Illinois, on August 16, 1999.

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