Form 10-Q
period 1999-09-30
PLATINUM ENTERTAINMENT INC
filed 1999-11-15
CIK 883558

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

7,313,754 Common Stock, par value $.001 per share, at November 15, 1999

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            Platinum Entertainment,Inc.
                    Consolidated Balance Sheets
             (In thousands, except share and per share amounts)

                                              September 30  December 31
                                              1999          1998
                                              ________________________________
Assets                                        (Unaudited)
Current assets:
    Cash                                      $      23      $        12
    Accounts receivable, net                     11,168            5,647
    Artist advances, net                          2,982            1,899
    Inventories, net                              7,026            7,036
    Investment securities                         8,239              750
    Other receivable                                -              2,500
    Other                                         2,483            1,986
                                              ________________________________
Total current assets                             31,921           19,830
Property and equipment, net                       2,655            2,461
Recorded music costs, net                         1,102            1,251
Music catalog, net                               20,617           21,314
Music publishing rights, net                      2,084            3,026
Goodwill, net                                     5,427            5,610
Deferred financing costs, net                       212              253
Equity investment in joint venture                2,496            2,205
Other                                                -             1,028
                                              ________________________________
Total assets                                  $  66,514      $    56,978
                                              ================================
 Liabilities and Stockholders' Equity
 Current liabilities:
     Revolving line of credit                 $  34,337      $    33,965
     Due to related parties                       1,481              -
     Accounts payable                             9,386            6,452
     Accrued liabilities                          2,014            3,233
     Royalties payable                            7,619            5,410
                                              ________________________________
 Total current liabilities                       54,837           49,060
 Stockholders' equity:
 Preferred stock:
  Preferred Stock ($.001 par value); 10,000,000
   shares authorized:                               -                -
   Series B Convertible Preferred Stock,
    20,000 shares issued and outstanding            -                -
   Series C Convertible Preferred Stock,
    2,500 shares issued and outstanding             -                -
   Series D Convertible Preferred Stock,
    3,938 shares issued and outstanding             -                -
 Common stock:
  Common Stock ($.001 par value); 40,000,000
  shares authorized, 7,517,835 and 6,626,099
  shares issued and  7,313,754 and 6,626,099
  shares outstanding, respectively                    7                7
 Additional paid-in capital                      80,964           71,378
 Accumulated deficit                            (76,783)         (63,467)
 Accumulated other compreshensive income          7,489              -
                                              ________________________________
 Stockholders' equity                            11,677            7,918
                                              _________________________________
 Total liabilities and stockholders' equity   $  66,514      $    56,978
                                              =================================


See accompanying notes to financial statements.

Platinum Entertainment, Inc.
Consolidated Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

                      Quarter ended September 30      Nine months ended September 30
                      1999          1998              1999             1998
                      _____________________           _________________________
Gross product sales    $  15,675    $ 15,966           $ 38,772       $ 42,572
Less: Returns             (5,136)     (4,457)           (10,588)        (8,727)
Less: Discounts             (771)       (995)            (1,624)        (2,203)
                       ______________________         _________________________
Net product sales          9,768      10,514             26,560         31,642
Licensing, publishing
  and other revenues         228         258                754          1,584
                       ______________________         _________________________
Net sales                  9,996      10,772             27,314         33,226
Cost of sales and
 services                  5,661       6,303             17,456         20,224
                       ______________________         _________________________
Gross profit               4,335       4,469              9,858         13,002
Other operating expenses:
    Selling, general and
    administrative         6,302       5,943             16,438         14,384
    Depreciation and
    amortization             594         495              1,781          1,400
                       ______________________         _________________________
                           6,896       6,438             18,219         15,784
                       ______________________         _________________________
Operating loss            (2,561)     (1,969)            (8,361)        (2,782)
Interest income              -           -                  -               41
Interest expense            (879)       (726)            (2,312)        (1,989)
Other financing costs        (27)       (564)              (130)          (360)
Equity loss                  408         (63)               292            (91)
other gain                   130         -                  130            -
                       _______________________        _________________________
Net loss                  (2,929)     (3,322)           (10,381)        (5,181)
Less:  Preferred
  dividend requirements   (1,070)       (716)            (2,935)        (2,086)
                       _______________________        _________________________
Loss applicable to
common shares          $  (3,999)   $ (4,038)          $(13,316)      $ (7,267)
                       =======================       ===========================

Basic and diluted
loss per common share  $   (0.55)   $  (0.67)          $  (1.90)      $  (1.30)

Weighted average number
 of common shares
 outstanding           7,313,211    6,028,759          7,017,142       5,571,073

See accompanying notes to financial statements.

Platinum Entertainment, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited - in thousands, except share and per share amounts)


                                                                                                               Accumulated
                                                                                       Additional              other
                                        Preferred stock                                            Accumu-     Compreh-     Stock-
                                                                      Common  Stock    Paid-In     lated       ensive       holders'
                                        Series B  Series C Series D   Shares  Amount   capital     Deficit     Income       equity
Balance at December 31, 1998            $    -    $    -   $    -      6,626   $    7  $  71,378   $  (63,467)    -         $ 7,918
Issuances of Common Stock:
 Private placement ($7.09 per share)         -         -        -        423        -      3,000            -     -           3,000
 Warrant exercises                           -         -        -        259        -          2            -     -               2
 Professional services by related parties    -         -        -         75        -        527            -     -             527
 Employee stock plans                        -         -        -         43        -        250            -     -             250
 Professional services                       -         -        -         22        -        148            -     -             148
 Litigation settlement                       -         -        -         20        -        129            -     -             129
Issuances of preferred stock:
   Series D with warrants                   -         -        -          -        -      3,909             -     -           3,909
Redemption of Common Stock:
    Litigation settlement                    -         -        -       (204)       -     (1,314)           -     -         (1,314)
Dividends:
    Preferred dividend requirements          -         -        -          -        -      2,935       (2,935)    -               -
Comprehensive loss:
  Net loss for the nine months ended
             September 30, 1999              -         -        -          -        -          -      (10,381)    -        (10,381)
  Unrealized gain on investment              -         -        -          -        -          -            -  7,489          7,489
                                                                                                                          __________
Comprehensive loss                           -         -        -          -        -          -            -     -         (2,892)
Other                                        -         -        -         50        -          -            -     -               -
                                        ___________________________________________________________________________________________
Balance at September 30, 1999           $    -    $    -   $    -      7,314   $    7  $  80,964   $  (76,783) $7,489      $ 11,677
                                        ===========================================================================================

Platinum Entertainment, Inc.
Consolidated Statements of Cash Flows
(Unaudited - in thousands)

                                                                Nine months ended September 30
                                                                1999              1998
                                                                _______________________________
Operating activities
Net loss                                                        $   (10,381)      $     (5,181)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Provision for future returns                                      10,588             8,727
    Provision for doubtful accounts                                      625                 -
    Provision for slow-moving inventory                                  100                 -
    Provision for unrecoupable artist balances                         2,681             1,750
    Depreciation                                                         506               285
    Amortization                                                       1,275             1,115
    Deferred financing costs                                              41               200
    Equity loss from joint venture                                      (292)               91
    Professional services by related parties paid in common stock        527                -
    Professional services paid in common stock                           148                -
    Litigation settlement, net                                        (1,185)               -
Changes in operating assets and liabilities:
    Accounts receivable                                              (16,108)          (15,555)
    Inventories                                                          (91)              318
    Artist advances                                                   (3,987)           (4,591)
    Recorded music costs                                                (131)             (535)
    Accounts payable                                                   2,934               280
    Accrued liabilities                                                 (824)           (1,605)
    Royalties payable                                                  2,210             3,812
    Other                                                               (142)             (550)
                                                                _______________________________
Net cash used in operating activities                                (11,506)          (11,439)
Investing activities
Net proceeds from sale of music publishing rights                      1,150                 -
Cash paid for acquisition                                               (450)             (775)
Purchases of property and equipment                                     (695)             (931)
                                                                _______________________________
Net cash used in investing activities                                      5            (1,706)
Financing activities
Net proceeds from revolving lines of credit                              372            32,079
Proceeds from related parties                                          1,480                 -
Payment on bank term loan                                                 -            (20,000)
Net proceeds from sale of preferred stock with warrants
    to related parties                                                 3,909                -
Proceeds from sale of Common Stock                                     5,500                -
Proceeds from sale of Common Stock to related parties                     -              1,350
Employee stock plans                                                     251                -
Financing costs                                                           -               (214)
Other                                                                     -                (74)
                                                                _______________________________
Net cash provided by financing activities                             11,512            13,141
                                                                _______________________________
Net increase in cash                                                      11                (4)
Cash, beginning of period                                                 12                11
                                                                _______________________________
Cash, end of period                                             $         23      $          7
                                                                ===============================

See accompanying notes to financial statements.

                        Platinum Entertainment, Inc.
               Notes to Consolidated Financial Statements
      (Unaudited - in thousands, except share and per share amounts)

1.  Basis of Presentation
        The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain prior period amounts in the financial statements have been reclassified to conform with the current period presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, of Platinum
Entertainment, Inc. included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1999. The interim results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

        We have incurred significant net losses and negative cash flows from operations since our inception, including a net loss of $10,381 ($13,316 after preferred dividend requirements) and negative cash flows from operations of $11,506 in the nine months ended September 30, 1999. We have historically sustained net losses and negative cash flows, in part due to the high costs associated with the establishment and expansion of our activities.

        Historically, we have funded our operations and other activities from a
variety of capital sources, including debt and equity financing.   We
have continued to obtain equity financing from time-to-time. As the likelihood of securing additional debt and equity financing is uncertain, we have formulated and begun implementing specific measures we believe will improve cash flows and enable us to continue in existence without a significant curtailment of operations.

        * During August 1999,we sold certain country music publishing rights for $1,449 (see "Note 4").

        * On October 6, 1999, we sold 798,856 common shares of musicmaker.com, Inc. (Nasdaq: HITS) for net proceeds of $7,289 (see "Note 3").

        * During October 1999, we began a consolidation of our Downers Grove, Illinois and Nashville, Tennessee offices into our new 80,000 square foot Alpharetta, Georgia distribution and office facility. We believe this consolidation will result in a significant reduction in overhead costs. We expect the consolidation to be complete by December 31, 1999.

        * We are increasingly arranging for payment to our artists, producers and distributed labels for services rendered in shares of our Common Stock in lieu of cash.

        * We are aggressively seeking strategic partnerships with Internet companies to exploit the use of digital rights to our extensive music catalog, exemplified by our deal with musicmaker.com.

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

2.      Accounting Policies

Comprehensive Loss

        Comprehensive income is defined by Financial Accounting Standard No. 130, Reporting Comprehensive Income, as net loss plus other comprehensive income, which, under existing accounting standards, includes foreign currency items, minimum pension liability and unrealized gains and losses on certain investments in debt and equity securities. We report comprehensive loss in the consolidated statement of stockholders' equity.

New Accounting Pronouncements
        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. We implemented SOP No. 98-1 on January 1, 1999. The adoption of SOP No. 98-1 did not have a material impact on our financial position or results of operations.

        In April 1998, the AICPA issued SOP 98-5,Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written-off when SOP
No. 98-5 is adopted.  We implemented SOP No. 98-5 on January 1, 1999.
The adoption of SOP No. 98-5 did not have a material impact on our financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We will be required to implement SFAS No. 133 for the year ending December 31, 2000. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we do not expect the adoption of SFAS No. 133 will have a material impact on our financial position or results of operations.

3.      MUSICMAKER.COM
        musicmaker.com began publicly trading its common stock on July 7, 1999. Accordingly, we adjusted our investment in musicmaker.com's common stock to market at September 30,1999, using the closing price as reported by Nasdaq on that date.

        We sold all of our 798,856 shares of common stock of musicmaker.com on October 6, 1999, for net proceeds of $7,289, or $9.125 per share. The sale resulted in a realized gain of $6,539 to be recognized during the fourth quarter. We received our stake in musicmaker.com, the Internet's largest music download and custom CD vendor, in exchange for $750 of our common stock in September 1998. In addition, we granted musicmaker.com the exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for five years with automatic renewals for one year until terminated by either party. We retained the rights to our music catalog for promotional Internet downloads.

        The pro forma information following assumes we sold our shares of musicmaker.com on September 30, 1999, for $9.125 per share:

                                                        Nine months
                                         Quarter ended  ended
                                         September 30   September 30
                                         1999           1999
Gross revenues                            $     15,903   $       39,526
Net revenues                                     9,996           27,314
Gross profit                                     4,335            9,858
Operating loss                                  (2,561)          (8,361)
Income (loss) applicable to common shares        2,540           (6,777)
Basic loss per common share                       0.35            (0.97)
Diluted loss per common share                     0.28            (0.97)

        We used $1,400 of the proceeds to permanently pay-down our revolving bank credit commitment with First Source (see "Note 6"). In addition, we immediately paid $3,811 to certain vendors. The remainder of the proceeds were applied to our credit facility with First Source for general corporate purposes.

4.      Double J Music Publishing Rights

        On August 26, 1999, effective as of June 30, 1999, we sold certain country music publishing rights, collectively referred to as Double J Music, to HoriPro Entertainment Group, Inc. for an aggregate $1,449. Pursuant to the agreement with HoriPro, we received $1,204 at closing, an additional $95 placed in escrow at closing was received during October 1999, and $150 was placed in an indemnity escrow account, which shall be released to us in full in February 2000, subject to any post-closing adjustments. The book value of Double J Music was $1,020 at closing, and after deducting costs associated with the transaction, the sale resulted in a gain of $130 recognized during the third quarter of 1999. The amount received in October will be reflected as a gain during the fourth quarter of 1999, and any amounts received in February 2000, will be reflected as a gain during the first quarter of 2000. Pursuant to our banking agreement, 50% of the net proceeds received from this sale shall permanently reduce our revolving credit agreement with the bank (see "Note 6").

5.       Basic and Diluted Loss Per Common Share

        Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted-average number of common shares outstanding during the period.
 Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. The total of such securities at September 30, 1999, was 14,305,708. Such effect was not dilutive in any of the periods presented herein, with the exception of the pro forma information in "Note 3".

6.      Debt

        During July 1998, we entered a credit agreement with First Source Financial, Inc. (First Source) for a $35,000 revolving line of credit. Our First Source facility had an original five year term and bears interest at the bank's base rate plus 1.5% per annum (9.75% at September 30, 1999). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. Our First Source facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets.

        The First Source agreement was amended during April 1999 to provide for revised financial covenants through December 31, 1999. The First Source agreement was amended again during August 1999, to allow the sale of our Double J publishing rights (see "Note 4"). Pursuant to this amendment, the revolving line of credit was permanently reduced by 50% of the net proceeds from the sale of Double J, or approximately $575. The First Source agreement was also amended during October 1999, to release First Source's security interest in our investment in musicmaker.com, allowing us to sell our shares of musicmaker.com (see "Note 3"). Pursuant to this amendment, $1,400 of the musicmaker.com proceeds were used to permanently reduce our revolving commitment with First Source. This amendment also adjusted the termination date of the agreement from July 31, 2003, to March 31, 2000, and certain financial covenants in violation at September 30, 1999, were waived and adjusted for the future. In addition, selected titles from our master catalog were approved for potential sale by us to willing third parties; if such sales occur, 50% of all proceeds received by us will be used to permanently reduce our revolving commitment.

        At September 30, 1999, the revolving facility totaled $34,337 of which we had $88 available under that facility. On October 6, 1999, we sold our shares of musicmaker.com for net proceeds of $7,289 (see "Note 3"). After applying a permanent reduction to our revolving facility and paying certain vendors, the revolving facility totaled $30,859 of which we had $2,166 available under that facility. The funds available under the facility have subsequently been significantly depleted for current working capital funding needs.

7.      Preferred Stock

        The issuance of an aggregate 3,938 shares of Series D Convertible Preferred Stock and related warrants to purchase an aggregate of 794,163 shares of Common Stock during April 1999 triggered the antidilution protection provisions contained in the Series B and Series C Preferred Stock and related warrants. We gave the holders of the Series B and Series C
Preferred Stock and related warrants notice of an adjustment of the Conversion Rate (as defined) of the Series B and Series C Preferred
Stock and the Exercise Price (as defined) of the related warrants, but the holders of the Series B and Series C Preferred Stock and related warrants have not accepted our manner of calculation and the adjustment required. If the holders of the Series B and Series C Preferred Stock and related warrants do not accept our manner of calculation and adjustment required, the adjustment will be determined by an independent financial expert.

8.      Preferred Dividend Requirements

        The preferred stock accrued dividends as follows:
                       Series B        Series C        Series D        Total
August 31, 1999        $ 845           $ 105           $120            $1,070
May 31, 1999             815             102             62               979
Febuary 28, 1999         788              98              -               886
May 31, 1998             618              77              -               695
Febuary 28, 1998         600              75              -               675

        The dividends reflect a compounding per annum rate of 14% (effective December 1998; prior to such date the per annum rate was 12%) of the initial costs of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and a compounding per annum rate of 12% of the initial costs of the Series D Convertible Preferred Stock. The dividends have been accrued in stockholders' equity.

9.       Related Party Transactions

        We entered a distribution agreement, dated August 1998, with Envisage Multimedia LLC pursuant to which we are the exclusive distributor of Envisage recorded music products, in certain territories, for a period of three years. For such services, we receive a distribution fee from Envisage. We also have paid certain manufacturing and promotional costs on behalf of Envisage, to be fully repaid to us by Envisage. Gross product sales of Envisage product reflected in the statement of operations for the quarter and nine months ended September 30, 1999 were immaterial. The amount due from Envisage at September 30, 1999 is approximately $625. Envisage has indicated they will not pay the amount owed us; accordingly, we have fully reserved the outstanding balance at September 30, 1999. Envisage is related to three of our directors or their affiliates, namely Carl Harnick, Geoffrey Holmes and Robert Morgado.

        During April 1999, we issued 75,246 shares of our Common Stock, valued at $527 or $7 per share, to Platinum technology International, Inc. (Platinum technology), in connection with previously provided computer consulting services. As of the date of this transaction, certain members of our board of directors were shareholders, directors and officers of Platinum technology. Pursuant to an agreement accompanying the issuance, if Platinum technology sells the shares below the initial value of the shares at time of issuance, we are required to issue Platinum technology additional shares of our Common Stock equal to their loss on the sale. To the extent Platinum technology sells the stock for greater than such initial value, Platinum technology shall retain 10% of such excess value and shall remit the remaining excess value to us to be applied on a priority basis to future invoices for additional services, if any. Such arrangement also applies to the initial payment of 53,192 shares issued to Platinum technology on November 20, 1998 valued at $7.188 per share. As of September 30, 1999, Platinum technology had not sold any of these shares.

        During the third quarter of 1999, we borrowed $1,181 from Steven Devick, an officer, director and shareholder of the Company, and $300 from Craig Duchossois, a director and shareholder of the Company, for general corporate purposes. Such amount was outstanding at September 30, 1999.

10.     Litigation

        During March 1999, we settled our pending litigation with JCSHO, Inc. (see "Part II - Other Information - Item 1. Legal Proceedings"). The settlement resulted in an offset of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. through the recognition of a gain of $1,185. This amount is included as an offset to our operating expenses in the statement of operations for the nine months ended September 30, 1999.

        On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the
Superior Court of Fulton County, State of Georgia, captioned Ichiban Records, Inc. v. Platinum Entertainment, Inc., Civil Action No. 1999 CV 07215 ("Ichiban Claim"), seeking termination of its distribution agreement with us and damages in excess of $10,000, for alleged breaches of its distribution agreement by us. Ichiban Records, Inc. also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption. On April 21, 1999, Ichiban Records, Inc. also filed a voluntary petition to commence a case under Chapter 11 of the Bankruptcy
Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case No. 99-66017. Further, we removed the
Ichiban Claim from the State of Georgia court to the United States
District Court for the Northern District of Georgia, Atlanta Division,
Case No. 1:99 CV-1113. The Ichiban Claim will now be asserted through the bankruptcy action. We have restructured the distribution agreement with Ichiban Records, Inc. in order to recover advances and other monies owed by Ichiban Records, Inc. to us, and the restructure agreement has been approved by the Bankruptcy Court. A settlement agreement to dismiss the Ichiban Claim also has been reached with the trustee for the bankruptcy estate and has been presented to the Bankruptcy Court for approval. We believe the claims of Ichiban Records, Inc. are without merit and that the matter will be successfully resolved without a material impact on our financial position or results of operations.
However, because the bankruptcy is at an early stage, there can be no assurances that the matter can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

        On May 28, 1999, PolyGram Group Distribution, Inc. filed an action against us in the Superior Court of the State of California for the County of Los Angeles captioned PolyGram Group Distribution, Inc. -v- Platinum Entertainment, Inc., Case No. B C211091, seeking injunctive relief, restitution, and disgourgement of profits arising out of PolyGram's claim that the distribution agreement between us and PolyGram Group Distribution bars the distribution of recordings by us through our own distribution facilities and requires that they be distributed by PolyGram. On June 25, 1999, PolyGram filed an amended complaint that additionally seeks the recovery of damages. We have rejected earlier demands to cease and desist selling our recordings through our own distribution facilities on the grounds that an amendment to the distribution agreement with PolyGram
Group Distribution specifically allows us to distribute records through our own distribution company. We have filed our answer to the complaint and have filed cross-complaints against PolyGram seeking damages incurred in connection with the production of a compilation album by PolyGram entitled "Essential Southern Rock", for the failure of PolyGram's successor, Universal Music, to properly pay royalties to us pursuant to the terms of a foreign licensing agreement between Universal and us, and for breach of the distribution agreement by PolyGram. We have also sent a notice of termination of the distribution agreement to PolyGram, terminating the distribution agreement effective as of July
21, 1999 for PolyGram's breach of the distribution agreement.  On
November 10, 1999, the action in California was stayed on the grounds that the forum for the lawsuit should be in New York rather than California. We had earlier filed an action in New York asserting as plaintiff the claims made as cross-complaints in the action in California, so to the extent PolyGram elects to continue pursuing its claims against us, those claims will be litigated in New York.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information in this section should be read together with the consolidated financial statements and related notes contained elsewhere herein.

OVERVIEW

        Our primary business is the production,distribution, marketing and sale of music. Our strategy is to fully utilize our distribution capabilities through predictable releases, hit releases from our urban division, catalog compilations and distribution contracts with third parties. Our music products include new releases,typically by artists established in a particular genre, compilations featuring various artists and repackagings of previously recorded music from our master music catalog and licenses from third party record companies. We sell music products, including compact discs, tape cassettes and digital versatile discs (DVDs) mainly to retailers and wholesalers primarily in the United States. We currently release music in a variety of genres including classical, urban, adult contemporary, blues, gospel and country and on our Intersound Classical, Platinum, River North, House of Blues, CGI Platinum and Platinum Nashville labels.
Our headquarters are located in Downers Grove, Illinois, our primary distribution facility is located in Alpharetta, Georgia, and we have a promotional office in Nashville, Tennessee. We completed the opening of a new, larger and more efficient distribution facility in Alpharetta at the end of October. In addition, we are consolidating our label and distribution activities currently located in Downers Grove and Nashville into the new Alpharetta facility.

        We distribute our products through a multi-channel system comprised of
(i) PED Corp, our proprietary distribution system, (ii) international licensing agreements as well as production and distribution agreements on a territory-by-territory basis and (iii) Internet distribution. We had a distribution agreement with PolyGram Group Distribution, Inc. (PGD) through July 1999, at which time we notified PGD we were terminating the agreement (see "Part II - Other Information - Item 1. Legal Proceedings"). Our gross revenues through PGD were $216,000 and $6,106,000 for the third quarter of 1999 and 1998, respectively, reflecting a 96% decrease. Our gross revenues through PGD were $3,310,000 and $15,522,000 for the first nine months of 1999 and 1998, respectively, reflecting a 79% decrease. Management believes that this decrease prior to our termination in July 1999 is related to the acquisition by Universal Music and Video Distribution (Universal) of PGD during the summer of 1998. This decrease was offset in part by increased sales volume through PED. However, during these periods, our internal distribution capabilities were insufficient to fully offset the loss of the PGD distribution services. Our new distribution facility, which became fully operational near the end of October 1999, will provide us with distribution capabilities which could potentially both offset the termination of the PGD distribution services and grow the business substantially. Gross revenues through PED were $15,268,000 and $9,702,000 for the third quarter of 1999 and 1998, respectively, reflecting a 57% increase. Gross revenues through PED were $35,080,000 and $26,203,000 for the first nine months of 1999 and 1998, respectively, reflecting a 34% increase.

        As a result of PGD's failure to perform and the resulting termination of the PGD agreement, we increased our reserve for future returns related to product distributed by PGD by $1,000,000 during the nine months ended September 30, 1999. In addition, we increased artist advance and inventory reserves related to product distributed by PGD by approximately $1,200,000 during the same period. An additional $390,000 in costs were incurred during the nine months ended September 30, 1999, primarily due to increased handling fees, freight charges, etc. to transfer product from PGD to PED. As discussed above, we moved PED to a new, larger and more efficient facility at the end of October 1999, which we anticipate will enable us to more efficiently distribute product and increase gross margins through the elimination of PGD's distribution fee of approximately 18%, and miscellaneous fees representing an additional 5% on average.

        While we have historically distributed records for a limited number of outside labels, it is our strategy to increase the volume of outside labels we distribute in order to generate additional revenues and to expand our PED system. Under these arrangements, we generate a distribution fee of approximately 20% to 30%, depending on the volume and range of services provided. The gross margin from these sales has ranged from as low as 6% (for third party product distributed by PGD) to 27% (for product distributed through our proprietary systems). We anticipate additional increases in gross margins as PED assumes the distribution responsibilities of additional third party labels.
These third party activities represented 16% of our gross revenues in the third quarter of 1999, as compared to 18% in the third quarter of 1998, and 16% during the nine months ended September 30, 1999 and September 30, 1998. The decrease in the third quarter of 1999 resulted from decreased activity of Ichiban Records, which filed for bankruptcy during April 1999 (see "Part II - Other Information - Item 1. Legal Proceedings").

        We distribute via the Internet through our website,www.PlatinumCD.com , and our income sharing arrangement with musicmaker.com, Inc. (musicmaker.com), the first and largest digital download and "burn and mail" company. Through musicmaker.com our customers can create custom compilation CDs or download songs onto the hard drive of their own computers using Liquid
Audio and Secure-MP3, two downloading formats used to protect the copyrights of the record label and the recording artist. We also are an affiliate with Amazon.com, a leader in the Internet commerce industry, to provide customers who visit our website access to hundreds of thousands of commercially available titles. We have retained the rights to our music catalog for promotional Internet downloads. Revenues related to Internet related items have been immaterial through the end of the third quarter 1999; however, on October 6, 1999, we realized a $6,539,000 gain from our investment in musicmaker.com (see "Note 3" to the financial statements).

        Product sales are recognized upon shipment. In accordance with industry practice, our music products are sold on a returnable basis. Our allowance for future returns is primarily based upon our historical returns and SoundScan data. Our returns were 32% of our gross revenues in the third quarter of 1999, as compared to 27% in the third quarter of 1998. Our returns were 27% during the nine months ended September 30, 1999, as compared to 20% in the nine months ended September 30, 1998. The current periods are higher than the comparable prior periods due to the increase in future returns for product distributed by PGD as discussed above. It is our policy to inventory returned product and resell such product at market value.

        During March 1999, we settled our pending litigation with JCSHO, Inc. (see "Part II - Other Information - Item 1. Legal Proceedings"). The settlement resulted in an offset of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. through the recognition of a gain of $1,185,000. This amount is included as an offset to our operating expenses in the statement of operations for the nine months ended September 30, 1999.

        We have historically sustained losses and negative operating cash flows, in part due to the high costs associated with the establishment and expansion of our activities. We require significant recurring funds for artist and repertoire (A&R) expenses, which include recorded music costs. We make substantial payments each year for recording costs and advances to artists and producers in order to maintain and enhance our artist roster. Advances to established artists and producers and direct costs associated with the creation of record masters are capitalized and are charged to cost of sales as the related albums earn revenues or when the amounts are determined to be unrecoverable. See "Liquidity and Capital Resources" following

Result of Operations

        The following table sets forth for the periods indicated the percentage of gross revenues represented by certain items included in our "Consolidated Statements of Operations." Operating performance for any period is not necessarily indicative of performance for any future periods.


                                                Quarter ended           Nine months ended
                                                September 30            September 30
                                                1999    1998            1999    1998
                                                ________________        _________________
Gross revenues
        Platinum labels                         83%     80%             82%     80%
        Distributed labels                      16%     18%             16%     16%
        Licensing, publishing and other          1%      2%              2%      4%
                                                ________________        _________________
        Total gross revenues                    100%    100%            100%    100%
Less: Returns                                   -32%    -27%            -27%    -20%
Less: Discounts                                  -5%     -6%             -4%     -5%
                                                ________________        _________________
Net revenues                                     63%     67%             69%     75%
Cost of sales                                    36%     39%             44%     46%
                                                ________________        _________________
Gross profit                                     27%     28%             25%     29%
Other operating expenses:
Selling, general and administrative              40%     37%             42%     33%
Depreciation and amortization                     4%      3%              5%      3%
                                                _________________       _________________
                                                 44%     40%             47%     36%
                                                _________________       _________________
Operating income (loss)                         -17%    -12%            -22%     -7%
Interest expense                                 -6%     -4%             -6%     -5%
Other financing costs                            -       -3%              -       1%
Equity gain (loss)                               3%      -                1%      -
Other gain (loss)                                1%      -                -       -
                                                _________________       _________________
Net loss                                        -19%    -19%            -27%    -13%
Less:  Preferred dividend requirements           -7%     -4%             -7%     -5%
                                                _________________       _________________
Loss applicable to common shares                -26%    -23%            -34%    -18%
                                                =================       =================



        Gross Revenues. Gross revenues decreased $321,000 or 2% to $15,903,000 for the third quarter of 1999, compared to $16,224,000 for the third quarter of 1998, and decreased $4,630,000 or 10% to $39,526,000 for the nine months ended September 30, 1999, compared to $44,156,000 for the same period of the prior year. Gross revenues through PGD were down $5,890,000 or 96% in the third quarter of 1999, compared to the third quarter of 1998, and down $12,212,000 or 79% in the nine months ended September 30, 1999, compared to the same period of the prior year. Management believes that this decrease is related to the acquisition by Universal of our former third party, major label distributor, PolyGram Group Distribution, during the summer of 1998. During July 1999, we provided PGD with a notification of termination of the distribution agreement. See "Part II - Other Information - Item 1. Legal Proceedings." This decrease was offset in part by increased sales through our own distribution system. However, our internal distribution capabilities were insufficient to fully offset the loss of the PGD distribution services. Our new distribution facility, which became fully operational near the end of October 1999, will provide us with distribution capabilities which could potentially both offset the termination of the PGD distribution services and grow the business substantially. Gross revenues through PED were up $5,566,000 or 57% in the third quarter of 1999, compared to the third quarter of 1998, and up $8,877,000 or 34% in the nine months ended September 30, 1999, compared to the same period of the prior year. Notable releases shipped during the current periods include Rick Springfield's first release in over ten years, "Karma", Vickie Winans' second live album on CGI Platinum, "Live in Detroit II", initial shipments of "Pete Townshend Live", a benefit for Chicago's Maryville Academy, a charity for disadvantaged youths, recorded live at the House of Blues in Chicago with special guest Eddie Vedder, multi-platinum country artist Suzy Bogguss' self-titled debut Platinum Nashville release, and catalog titles such as urban compilation "Booty Mix 4" and country singer T. Graham Brown's "Wine into Water".

        Returns. We record an estimate of future returns at the time product is sold (see "Overview"). Returns as a percentage of gross revenues were 32% of gross revenues in the third quarter of 1999, as compared to 27% in the third quarter of 1998. Returns as a percentage of gross revenues were 27% during the nine months ended September 30, 1999, as compared to 20% in the same period of the prior year. The current periods are higher than the comparable prior periods due to increased returns for product distributed by PGD as discussed above.

        Discounts. Discounts as a percentage of gross revenues remained relatively unchanged at 5% for the third quarter of 1999, compared to 6% for the third quarter of 1998, and 4% for the nine months ended September 30, 1999, as compared to 5% in the same period of the prior year.

        Cost of Sales. Cost of sales as a percentage of gross revenues decreased to 36% for the third quarter of 1999, compared to 39% for the third quarter of 1998, and decreased to 44% for the nine months ended September 30, 1999, as compared to 46% in the same period of the prior year. As a percentage of net revenues, cost of sales decreased to 57% for the third quarter of 1999, compared to 59% for the third quarter of 1998, and increased to 64% for the nine months ended September 30, 1999, as compared to 61% in the same period of the prior year. The decrease is primarily due to lower third party distribution fees due from PGD as this volume is significantly lower in the current periods than the prior periods - see "Overview" above. This decrease is despite required increases to the future returns, artist advance and slow-moving inventory reserves related to PGD distributed product also described above, with the exception of the nine months ended September 30, 1999, for which these costs caused an increase. Without these increased costs, cost of sales as a percentage of gross and net revenues would have been 40% and 58%, respectively, for the nine months ended September 30, 1999.

        Gross Profit. Gross profit decreased $134,000 or 3% to $4,335,000 for the third quarter of 1999, compared to $4,469,000 for the third quarter of 1998, and decreased $3,144,000 or 24% to $9,858,000 for the nine months ended September 30, 1999, compared to $13,002,000 for the same period of the prior year. As a percentage of gross revenues, gross profit remained relatively unchanged at 27% for the third quarter of 1999, compared to 28% for the third quarter of 1998, and decreased to 25% for the nine months ended September 30, 1999, compared to 29% for the same period of the prior year. As a percentage of net revenues, gross profit increased to 43% for the third quarter of 1999, compared to 41% for the third quarter of 1998, and decreased to 36% for the nine months ended September 30, 1999, compared to 39% for the same period of the prior year. The decreases are primarily a result of the increased reserves for future returns, artist advances and inventory relative to product distributed by PGD as described above. Without these increased costs, gross margin as a percentage of gross and net revenues would have been 29% and 42%, respectively, for the nine months ended September 30, 1999. The remaining decrease relates to decreased sales volume also described above. The increase as a percentage of net revenues for the quarter is primarily due to lower third party distribution fees due from PGD as this volume is significantly lower in the current periods than the prior periods - see "Overview" above.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $359,000 or 6% to $6,302,000 for the third quarter of 1999, compared to $5,943,000 for the third quarter of 1998, and increased $2,054,000 or 14% to $16,438,000 for the nine months ended September 30, 1999, compared to $14,384,000 for the same period of the prior year. During the third quarter of 1999, Envisage Multimedia LLC, a third party distributed label owned by parties related to us, indicated they would not be paying balances owed us totaling $625,000; accordingly, this amount has been reserved in full. Without this write-off, the current quarter's selling, general and administrative expenses actually decreased, relating to management's on-going efforts to reduce costs and overhead. In conjunction with the new, larger distribution facility in Alpharetta, Georgia, we have begun the process of reducing our sales and distribution activities currently located in Downers Grove, Illinois and Nashville, Tennessee. In addition to reduced leasing costs, utility costs, travel and entertainment, etc., this effort will eliminate several duplicate positions and result in a more efficient and cost-effective administration of our operations. The nine month period ended September 30, 1999, includes a net gain from litigation settlements of $1,185,000 (see "Overview"). Excluding these settlements, selling general and administrative expenses increased 23%. This increase is primarily attributable to the third party write-off described above and increased promotional spending on our urban releases, a genre which management believes requires significant promotional expenditures in order for us to capitalize on the opportunities for significant sales in this genre. The first significant releases in the urban genre will occur in fiscal 2000, including releases by platinum-selling Johnny
Gill, award winning producer She'kspere and a two-act production deal with Charles Farrar and Troy Taylor. In addition, we have incurred additional costs, including compensation expense, as we have expanded our sales staff and distribution capabilities in preparation for the shift to proprietary distribution for product formerly distributed by PGD.

        Operating Loss. Primarily as a result of the factors described above, we incurred an operating loss of $2,561,000 for the third quarter of 1999, compared to an operating loss of $1,969,000 for the third quarter of 1998, and incurred an operating loss of $8,361,000 for the nine months ended September 30, 1999, compared to an operating loss of $2,782,000 for the same period of the prior year. As a result of the termination of the PGD agreement discussed above, we increased our reserve for future returns related to product distributed by PGD by $1,000,000 during the nine months ended September 30, 1999. In addition, we increased artist advance and inventory reserves related to product distributed by PGD by approximately $1,200,000 during the same period.
An additional $390,000 in estimated costs were incurred during the nine months ended September 30, 1999, primarily due to increased handling fees, freight charges, etc. to transfer product from PGD to PED. Our new distribution facility, which became fully operational near the end of October 1999, will provide us with distribution capabilities which could potentially both offset the termination of the PGD distribution services and grow the business substantially.

        Interest Expense. Interest expense for the third quarter of 1999, totaled $879,000 compared to $726,000 for the third quarter of 1998, and totaled $2,312,000 for the nine months ended September 30, 1999, compared to $1,989,000 for the same period of the prior year. The current period increase resulted from a higher outstanding line of credit balance than in the prior periods. See "Liquidity and Capital Resources" below for details of our current debt structures.

        Income Taxes. No income tax expense or benefit has been recorded through September 30, 1999, due to our net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $57,857,000 at December 31, 1998, expiring in years 2008 through 2013, is subject to annual limitations due to a change in ownership as a result of our initial public offering. Accordingly, approximately $6,185,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

        Perferred Dividend Requirements. During the first three quarters of 1999, the preferred stock outstanding accrued dividends of $886,000, $979,000 and $1,070,000, respectively. See "Note 8" to the financial statements for details.

        Loss Applicable to Common Shares. The loss applicable to common shares for the third quarter of 1999, totaled $3,999,000, including preferred dividend requirements of $1,070,000, compared to a loss applicable to common shares of $4,038,000, including preferred dividend requirements of $716,000, for the third quarter of 1998. The loss applicable to common shares for the nine months ended September 30, 1999, totaled $13,316,000, including preferred dividend requirements of $2,935,000, compared to a loss applicable to common shares of $7,267,000, included preferred dividend requirements of $2,086,000, for the same period of the prior year. As a result of the termination of the PGD agreement discussed above, we increased our reserve for future returns related to product distributed by PGD by $1,000,000 during the nine months ended September 30, 1999. In addition, we increased artist advance and inventory reserves related to product distributed by PGD by approximately $1,200,000 during the same period. An additional $390,000 in estimated costs were incurred during the nine months ended September 30, 1999, primarily due to increased handling fees, freight charges, etc. to transfer product from PGD to PED. Our new distribution facility, which became fully operational near the end of October 1999, will provide us with distribution capabilities which could potentially both offset the termination of the PGD distribution services and grow the business substantially.

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

Liquidity and Capital Resources

        We have incurred significant net losses and negative cash flows from operations since our inception, including a net loss of $10,381,000 ($13,316,000 after preferred dividend requirements) and negative cash flows from operations of $11,506,000 in the nine months ended September 30, 1999.
We have historically sustained net losses and negative cash flows, in part due to the high costs associated with the establishment and expansion of our activities.

        Historically, we have funded our operations and other activities from a variety of capital sources, including debt and equity
financing.   We have continued to obtain equity financing from time-to-
time. As the likelihood of securing additional debt and equity financing is uncertain, we have formulated and begun implementing specific measures we believe will improve cash flows and enable us to continue in existence without a significant curtailment of operations.

        * During August 1999, we sold certain country music publishing rights for $1,449,000 (see "Note 4" to the financial statements).

        * October 6, 1999, we sold 798,856 common shares of musicmaker.com (Nasdaq: HITS) for net proceeds of $7,289,000 (see "Note 3" to the financial statements).

        * October 1999, we began a consolidation of our Downers Grove, Illinois and Nashville, Tennessee offices into our new 80,000 square foot Alpharetta, Georgia distribution and office facility. We believe this consolidation will result in a significant reduction in overhead costs. We expect the consolidation to be complete by December 31,1999.

        * We are increasingly arranging for payment to our artists, producers and distributed labels for services rendered in shares of our Common Stock in lieu of cash.

        * We are aggressively seeking strategic partnerships with Internet companies to exploit the use of digital rights to our extensive music catalog, exemplified by our deal with musicmaker.com.

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

        During the nine months ended September 30, 1999, we experienced negative cash flow from operations of $11,506,000. This resulted from continued operating losses and $4,118,000 of new project funding. Investing activities for the nine months ended September 30, 1999, included $1,150,000 received from the sale of certain country music publishing rights, $450,000 related to catalog acquisitions and $695,000 of capital expenditures.
Operating and investing activities were funded primarily from two equity placements with unrelated parties totaling $5,500,000, an equity placement with certain related parties totaling $3,909,000, related party borrowings of $1,480,000 and from our line of credit with First
Source Financial, Inc.

        During the nine months ended September 30, 1998, we experienced negative cash flow from operations of $11,439,000. This resulted from continued operating losses and $5,126,000 of new project funding. Investing activities for the period totaled $1,556,000, related to capital expenditures and the purchase of a classical catalog. Operating and investing activities were primarily funded from our banking facilities and an equity placement with related parties totaling $1,350,000.

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

        During July 1998, we entered a credit agreement with First Source Financial, Inc. (First Source) for a $35,000,000 revolving line of credit. Our First Source facility had an original five year term and bears interest at the bank's base rate plus 1.5% per annum (9.75% at September 30, 1999). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. Our First Source facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets.

        The First Source agreement was amended during April 1999 to provide for revised financial covenants through December 31, 1999. The First Source agreement was amended again during August 1999, to allow the sale of our Double J publishing rights (see "Note 4" to the financial statements). Pursuant to this amendment, the revolving line of credit was permanently reduced by 50% of the net proceeds from the sale of Double J, or approximately $575,000. The First Source agreement was also amended during October 1999, to release First Source's security interest in our investment in musicmaker.com, allowing us to sell our shares of musicmaker.com (see "Note 3" to the financial statements). Pursuant to this amendment, $1,400,000 of the musicmaker.com proceeds were used to permanently reduce our revolving commitment with First Source. This amendment also adjusted the termination date of the agreement from July
31, 2003, to March 31, 2000, and certain financial covenants in violation at September 30, 1999 were waived and adjusted for the future.
In addition, selected titles from our master catalog were approved for potential sale by us to willing third parties; if such sales occur, 50% of all proceeds received by us will be used to permanently reduce our revolving commitment.

        At September 30, 1999, the revolving facility totaled $34,337,000 of which we had $88,000 available under that facility. On October 6, 1999, we sold our shares of musicmaker.com for net proceeds of $7,289,000 (see "Note 3" to the financial statements). After applying a permanent reduction to our revolving facility and paying certain vendors, the revolving facility totaled $30,859,000 of which we had $2,166,000 available under that facility. The funds available under the facility have subsequently been significantly depleted for current working capital funding needs.

        Stockholders' equity at September 30, 1999, totaled
$11,677,000 compared to $7,918,000 at December 31, 1998.  This net increase of $3,759,000 or 47% is the net effect of continued operating net losses, the redemption of shares of our Common Stock in connection with a certain litigation settlement (see "PartII - Other Information -
Item 1. Legal Proceedings") and the issuances of both preferred and common stock as discussed above. As a result of the termination of the PGD agreement discussed above, we increased our reserve for future returns related to product distributed by PGD by $1,000,000 during the nine months ended September 30, 1999. In addition, we increased artist advance and inventory reserves related to product distributed by PGD by approximately $1,200,000 during the same period. An additional $390,000 in estimated costs were incurred during the nine months ended September 30, 1999, primarily due to increased handling fees, freight charges, etc. to transfer product from PGD to PED. In addition, our investment in musicmaker.com was adjusted to market. The unrealized gain of $7,489,000 is reflected in our stockholders' equity. This investment was sold during October 1999 (see "Note 3" to the financial statements).

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

        Based on our current assessment of our
Year 2000 issues detailed below, we plan to be Year 2000 compliant:

        * We are dependent on personal computer systems for internal electronic information processing. To bring our systems into Year 2000 compliance we have spent approximately $250,000 since
           January 1, 1998, to replace existing hardware.

        * We have recently completed the implementation of new financial accounting software that is Year 2000 compliant. We have spent approximately $330,000 on software since January 1, 1998. We have also paid $600,000 in consulting services since January 1, 1998.

        * We are currently assessing the state of readiness for Year 2000 of our material vendors, suppliers, customers and other material third parties. We have sent letters prior to the date of this filing. The responses received to date have not indicated any Year 2000 problems. If any of our material vendors, suppliers or customers has a serious Year 2000 problem, we could experience a loss of revenues from their operations and/or incur a significant amount of expenses.

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

        * We may experience significant loss of revenues or incur a significant amount of unanticipated expenses.may incur liability for the losses incurred by our customers or others where business is disrupted by our system failures or incur significant costs of defending claims made against us for the recovery of such losses.

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

       On September 30, 1999, we had $34,247,000 of debt outstanding under a $34,425,000 revolving bank line of credit. The line of credit expires on
March 31, 2000. The line of credit bears interest at the bank's base rate plus 1.5% per annum (9.75% at September 30, 1999).

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

        On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the Superior Court of Fulton County, State of Georgia, captioned Ichiban Records, Inc. v. Platinum Entertainment, Inc., Civil Action No. 1999 CV 07215 ("Ichiban Claim"), seeking termination of its distribution agreement with us and damages in excess of $10,000,000 for alleged breaches of its distribution agreement by us. Ichiban Records, Inc. also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption. On April 21, 1999, Ichiban Records, Inc. also filed a voluntary petition to commence a case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case No. 99-66017. Further, we removed the Ichiban Claim from the State of Georgia court to the United States District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:99 CV-1113. The Ichiban Claim will now be asserted through the bankruptcy action. We have restructured the distribution agreement with Ichiban Records, Inc. in order to recover advances and other monies owed by Ichiban Records, Inc. to us, and the restructure agreement has been approved by the Bankruptcy Court. A settlement agreement to dismiss the Ichiban Claim also has been reached with the trustee for the bankruptcy estate and has been presented to the Bankruptcy Court for approval. We believe the claims of Ichiban Records, Inc. are without merit and that the matter will be successfully resolved without a material impact on our financial position or results of operations. However, because the bankruptcy is at an early stage, there can be no assurances that the matter can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

        On May 28, 1999, PolyGram Group Distribution, Inc. filed an action against us in the Superior Court of the State of California for the County of Los Angeles captioned PolyGram Group Distribution, Inc. - v- Platinum Entertainment, Inc., Case No. B C211091, seeking injunctive relief, restitution, and disgourgement of profits arising out of PolyGram's claim that the distribution agreement between us and PolyGram Group Distribution bars the distribution of recordings by us through our own distribution facilities and requires that they be distributed by PolyGram. On June 25, 1999, PolyGram filed an amended complaint that additionally seeks the recovery of damages. We have rejected earlier demands to cease and desist selling our recordings through our own distribution facilities on the grounds that an amendment to the distribution agreement with PolyGram Group Distribution specifically allows us to distribute records through our own distribution company.
We have filed our answer to the complaint and have filed cross-complaints against PolyGram seeking damages incurred in connection with the production of a compilation album by PolyGram entitled "Essential Southern Rock", for the failure of PolyGram's successor, Universal Music, to properly pay royalties to us pursuant to the terms of a foreign licensing agreement between Universal and us, and for breach of the distribution agreement by PolyGram. We have also sent a notice of termination of the distribution agreement to PolyGram, terminating the distribution agreement effective as of July 21, 1999 for PolyGram's breach of the distribution agreement. On November 10, 1999, the action in California was stayed on the grounds that the forum for the lawsuit should be in New York rather than California. We had earlier filed an action in New York asserting as plaintiff the claims made as cross-complaints in the action in California, so to the extent PolyGram elects to continue pursuing its claims against us, those claims will be litigated in New York.

        We are a party in various other lawsuits which have arisen in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

ITEM 2.      Changes in Securities and Use of Proceeds.

        During July 1999, we issued 3,333 shares of our Common Stock, valued at $25,000 or $7.50 per share, to William Benedict, in connection with professional services rendered.

        This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 6.  Exhibits and Reports on Form 8-K.

A. Exhibits.
        10.1 Fouth Amendment to Credit Agreement, dated August 11, 1998, between the Registrant and First Source Financial LLP
              (First Source).
        10.2 Fifth Amendment to Credit Agreement, dated October 13, 1999, between the Registrant and First Source.
        27.   Financial Data Schedule

        Platinum Entertainment, Inc. agrees to furnish supplementally to the Securities Exchange Commission, upon request, a copy of any omitted exhibit or schedule to any agreement.

B. Reports on Form 8-K.

        On July 1, 1999, we filed a Current Report on Form 8-K: (i) confirming our equity investment in musicmaker.com, Inc.; (ii) announcing the purchase by Steven Devick, our Chairman, President and Chief Executive Officer, of
2,500 shares of our Series C Preferred Stock plus accrued dividends and warrants to purchase 84, 375 shares of Common Stock held in the name of Platinum Venture Partners, II L.P. for consideration of $3,014,000;
(iii) announcing the sale of 423,280 shares of our Common Stock to Special Situations Fund III, L.P., Special Situations Private Fund,
L.P., Special Situations Cayman Fund, L.P. and Special Situations
Technology Fund, L.P., at a per share price of $7.088, for total consideration of $3,000,000 and (iv) announcing the total shares of outstanding Common Stock.

        On July 19, 1999, we filed a Current Report on
Form 8-K to provide the pro forma effect of the musicmaker.com, Inc. initial public offering on our investment in musicmaker.com, Inc

                                SIGNATURES

	Pursuant to the requirements of the Securities Act of 1933, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Downers Grove, State of Illinois, on November 15, 1999.

                                       Platinum Entertainment, Inc.

                                       BY:/s/STEVEN DEVICK
                                             Steven Devick
                                             Chairman, President and Chief
                                             Executive Officer

                                          /s/DOUGLAS C. LAUX
                                             Douglas C. Laux
                                             Chief Operating Officer, Chief
                                             Financial Officer and Director