Form 10-K
period 1999-12-31
PLATINUM ENTERTAINMENT INC
filed 2000-04-14
CIK 883558

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                2001 Butterfield Road, Suite 1400, Downers Grove,
                 Illinois 60515 (Address of principal executive
                          offices, including zip code)
                                 (630) 769-0033
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )
         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $2.0625 on April 13, 2000, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $13,691,000.
         The number of shares outstanding of the registrant's Common Stock, par value $.001, as of April 13, 2000, was 7,938,744.

                       DOCUMENTS INCORPORATED BY REFERENCE
                Portions of the following documents are incorporated by reference into this report:

                                     None.

                                     PART I
ITEM 1.   Business

SAFE HARBOR PROVISION; RISK FACTORS

         Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "intend," "anticipate," "believe," "estimate" and "expect" or similar words. You should read statements that contain these words because they (1) discuss our future expectations, (2) contain projections of our future results of operations or of our financial condition or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. A number of important factors could cause our actual results, performance and achievements for 2000 and beyond to differ materially from those expressed in such forward-looking statements. These risk factors include, without limitation, the following:

         OPERATING LOSSES

         We have experienced operating and net losses each fiscal year since inception. For the foreseeable future we anticipate incurring operating and net losses. There can be no assurance that we will ever achieve profitable operations or generate significant revenue with our current products and strategy. Unless and until we are able to resolve our liquidity issues, our operating results will continue to be adversely affected. See "Default Under Bank Credit Agreement; Risks of Inadequate Liquidity and Capital Resources" below. Our future operating results depend on many factors, including demand for our products, our ability to retain personnel and maintain adequate staffing levels, the level of competition, our ability to acquire, develop and market new artists and products and the ability of our officers and key employees to manage our business and control costs.

         DEFAULT UNDER BANK CREDIT AGREEMENT; RISKS OF INADEQUATE LIQUIDITY AND CAPITAL RESOURCES

         Our bank credit facility with First Source Financial, Inc. was due in full on March 31, 2000. At April 13, 2000, we had borrowed $32,700,000 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.25% per annum effective February 11, 2000 and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment. Because of these defaults, First Source has the right to accelerate the repayment of our obligation. To date, First Source has not accelerated our repayment obligation.

         We are negotiating with another bank to borrow additional monies for a six month period but do not yet have an agreement. The proposed terms will require that First Source agree to extend the due date for up to $30,000,000 of our loan for an additional six month period, and First Source has not yet agreed to any such extension. In addition to or in lieu of the transaction with the other bank, we may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any necessary financing from the bank referenced above or any other bank, or from sources other than a bank, will be available on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First Source.

         In the view of our independent public accountants, the current status of our liquidity and capital resources raises substantial doubt as to our ability to continue as a going concern. See "Item 8. Financial Statements and Supplementary Data, Report of Independent Auditors." In addition, our lack of liquidity has materially adversely affected and is expected to continue to materially adversely affect our results of operations. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Significant Matters."

         HIGHLY COMPETITIVE MARKET

         The recorded music industry is highly competitive. We face competition for discretionary consumer purchases of our products from other record companies, entertainment companies and multimedia companies that seek to offer recorded music to the public. The market for pre-recorded music is dominated by five major record companies in the United States (BMG Entertainment, EMI Recorded Music, Sony Music Group, Universal Music Group and Warner Music). Our ability to compete in this market depends largely on:

- the skill and creativity of our employees and their relationships with artists,

-    our ability to sign new and established artists and songwriters,

-    the expansion and utilization of our catalog,

-    the acquisition of licenses to enable us to create compilation packages,

-    the effective and efficient distribution of our products, and

- our ability to build upon and maintain our reputation for producing, licensing, acquiring, marketing and distributing high quality music.

         Results and the future success of our sales and marketing efforts through the Internet will be affected by existing competition and by additional entrants to the electronic commerce market. Many of our competitors have significantly longer operating histories, greater financial resources and larger music catalogs. We cannot assure that we will continue to compete successfully with our competitors in the future.

         RISKS INHERENT IN THE RECORDED MUSIC INDUSTRY

         The recorded music industry, like other creative industries, involves a substantial degree of risk. Each recording is an individual artistic work, and its commercial success is primarily determined by consumer taste, which is unpredictable and constantly changing. As a result, we cannot assure the financial success of any particular release, the timing of success or the popularity of any particular artist. We may be unable to generate sufficient revenues from successful releases to cover the costs of unsuccessful releases.

         FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS AND SEASONALITY

         Our results of operations are subject to seasonal variations. In particular, our revenues and operating results are affected by end-of-the-year holiday sales. In accordance with industry practice, we record revenues for music products when the products are shipped to retailers. In anticipation of holiday sales, retailers purchase products from us prior to December. As a result, our revenues and operating results typically decline during December, January and February. In addition, timing of a new release may materially affect our business, financial condition and results of operations. For example, if releases planned for the peak holiday season are delayed, our business, financial results and operating results could be materially adversely affected.

         RISKS RELATED TO OUR DISTRIBUTION SYSTEMS

         We distribute our products through a multi-channel distribution system comprised of:

- PED Corp., our proprietary distribution system, headquartered in Alpharetta, Georgia, a suburb of Atlanta,

- International licensing agreements as well as production and distribution agreements on a territory-by-territory basis, and

-    Internet distribution.

         We had a distribution agreement with PolyGram Group Distribution, Inc. (PGD) through July 1999, at which time we notified PGD we were terminating the agreement. We also serve as a distributor for various third party music labels located in the United States and Europe.

         We are significantly dependent on our existing distribution systems, particularly PED, which generated 65% and 92% of our total gross product sales during 1998 and 1999, respectively. We completed the opening of a new, larger and more efficient distribution facility in Alpharetta at the end of October 1999. In addition we consolidated our label and distribution activities located in Downers Grove, Illinois and Nashville, Tennessee. We believe our new distribution facility will provide us with distribution capabilities which could potentially offset the termination of the PGD distribution services and grow the business substantially. However, should we encounter difficulty with our existing distribution methods, or be unable to further develop our proprietary distribution systems successfully in the future, our business, results of operation and financial condition may be materially adversely affected.

         We also sell our products through the Internet through our website www.PlatinumCD.com and www.HeardOn.com. Revenues from PlatinumCD.com are not currently a significant part of our business. The future success of on-line sales and marketing efforts cannot be adequately determined at this time, particularly due to the short history of the electric commerce market and the challenges to the protection of music files transmitted through the Internet. Results will also be affected by existing competition and by additional entrants to the market, many of whom may have substantially greater resources.

         RISKS ASSOCIATED WITH HAVING OUR INTELLECTUAL PROPERTY RIGHTS INFRINGED UPON

         We consider our trademarks, copyrights and other similar intellectual property to be a valuable part of our business. To protect our intellectual property rights, we rely upon copyright and trademark laws, as well as confidentiality agreements with our employees and consultants. There can be no assurance that our use of these contracts and the application of existing law will provide sufficient protection from misappropriation or infringement of our intellectual property rights. There can also be no assurance that third parties will not claim infringement by us with respect to others' current or future intellectual property rights. It is also possible that third parties will obtain and use our content or technology without authorization.

         RISKS ASSOCIATED WITH PRODUCT RETURNS

         Our products are sold on a returnable basis which is standard music industry practice. We set reserves for future returns of products estimated based on return policies and experience. We typically expect that our actual return experience will be within standard industry parameters. However, because of problems associated with consolidation of our facilities and our lack of liquidity, our returns experience in 1999 exceeded industry norms. We may in the future experience an increase in returns over our established reserves. If this occurs our business, results of operations and financial condition could be materially adversely affected.

         RISKS RELATED TO OUR LICENSING ACTIVITY

         We license the rights to numerous master recordings and compositions from third parties for recording and re-recording of music to produce compilations and to expand our catalog. We also seek to license the rights to our master recordings and compositions to third parties for use in albums, films, and televisions programs for a royalty or a flat fee. These cross-licensing arrangements are generally made possible by existing industry practices based on reciprocity. If these practices change, we cannot assure that we will be able to obtain licenses from third parties on satisfactory terms, or at all, and our business, financial condition and operating results, particularly with respect to compilation products, could be materially and adversely affected.

         DEPENDENCE ON KEY PERSONNEL

         Our success depends largely on the skills, experience and efforts of our executive officers and key employees. Our Chief Financial Officer and Chief Operating Officer, Douglas C. Laux, resigned from the Company effective March 24, 2000. Mr. Laux will remain a director of the Company. Mr. Laux will act as a consultant to the Company until March 2001. The loss of the services of Mr. Devick or other members of our senior management, could materially adversely affect our business, financial condition or results of operations. In addition, in large part, our success will depend on our ability to attract and retain qualified management, marketing and sales personnel. We experience competition for qualified personnel with other companies and organizations. Our inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition or results of operations. We have entered into employment agreements with certain members of our senior management team, including Mr. Devick, Thomas R. Leavens, Chief General Counsel and Senior Executive Vice President and Brent Gordon, Executive Vice President of Sales and Distribution. We also maintain a key man life insurance policy in the aggregate of $10 million on the life of Mr. Devick.

         ANTI-TAKEOVER CONSIDERATIONS

         Our Certificate of Incorporation and Bylaws and Delaware law contain provisions that may delay, defer or inhibit a future acquisition of us not approved by the Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the consent of the Board of Directors. These provisions include: limitations on our stockholders' ability to nominate directors or act by written consent, a staggered Board of Directors and the ability of the Board of Directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders.

         These provisions also could discourage bids for your shares of common stock at a premium and have a material adverse effect on the market price of your shares. Also, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by such statute.

         VOLATILITY OF OUR STOCK PRICE

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has historically been volatile. We believe the market price of our common stock could fluctuate substantially, based on a variety of factors, including quarterly fluctuations in results of operations, timing of product releases, announcements of new products and acquisitions or acquisitions by our competitors, changes in earnings estimates by research analysts and changes in accounting treatments or principles. The market price of our common stock may be affected by our ability to meet or exceed analysts' or "street" expectations, and any failure to meet or exceed such expectations could have a material adverse effect on the market price of our common stock. Furthermore, stock prices for many companies, including entertainment companies, fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our products, may adversely affect the market price of our common stock.


OVERVIEW

         Our primary business is the production, distribution, marketing and sale of music. Our strategy is to fully utilize our distribution capabilities through predictable releases, hit releases from our urban division, catalog compilations and distribution contracts with third parties. Expansion and exploitation of our music catalog and publishing rights is also an integral part of our business and growth strategy. We currently own or control a music catalog with more than 13,000 master recordings. Our music products include new releases, typically by artists established in a particular genre, compilations featuring various artists and repackagings of previously recorded music from our master music catalog and licenses from third party record companies. We release music in a variety of genres including classical, urban, adult contemporary, blues, gospel and country through our Intersound Classical, Platinum, House of Blues, CGI Platinum and Platinum Nashville labels.

Our catalog contains releases by many established artists including those listed below:


The Beach Boys           Peter Cetera                John Denver                Dionne Warwick
The Blues Brothers       The Band                    Roger Daltrey              Taylor Dayne
Oak Ridge Boys           Pete Townshend              Suzy Bogguss               Sixpence None The Richer
Juice Newton             Phoebe Snow                 Rick Springfield           Mighty Clouds of Joy
Otis Rush                The Bellamy Brothers        Eddie Rabbitt              Crystal Gayle
Kansas                   T. Graham Brown             George Clinton             Lakeside
Cameo                    Dazz Band                   Vickie Winans              Andrae Crouch


         Our headquarters are located in Downers Grove, Illinois, a suburb of Chicago, our primary distribution facility is located in Alpharetta, Georgia, a suburb of Atlanta, and we have a promotional office in Nashville, Tennessee.

         We distribute our product mainly to retailers and wholesalers in the United States through our wholly owned subsidiary, PED, based in Alpharetta, Georgia. At the end of October 1999, we completed the opening of a new, larger, more efficient facility in Alpharetta. Unlike most of our independent label peers, we maintain our own proprietary distribution network, not relying on a distribution arm of a major label or independent distributor. Handling our own distribution allows us, like a major label, to maintain more control over the marketing and promotion of our products. Due to our significant distribution capacity, we also serve as a distributor for various third party music labels located in the United States and Europe, generally small independent record labels specializing in particular genres of music.

         We distribute product internationally by various means. We distribute products to international customers directly through PED, via licensing agreements, and via production and distribution arrangements on a territory-by-territory basis. We believe that such means of international distribution allow us to maximize revenues from existing international licensing relationships, electronic media and overseas manufacturing. We also believe that these relationships give us a greater sales presence in the European marketplace.

         We distribute via the Internet through our website www.PlatinumCD.com, our promotional download website www.HeardOn.com, and our income sharing arrangement with musicmaker.com, Inc. (musicmaker.com), the first and largest digital download and "burn and mail" company. Through musicmaker.com, our customers can create custom compilation CDs or download songs onto the hard drive of their own computers using Liquid Audio and Secure-MP3, two downloading formats used to protect the copyrights of the record label and the recording artist. In addition, through our affiliation with Amazon.com, a leader in the Internet commerce industry, customers who visit our website have access to hundreds of thousands of commercially available titles of other record companies. We receive referral fees for sales generated by Amazon.com from such arrangement. Under a license agreement with LiveOnTheNet.com, which hosts a variety of video and audio programming, we offer promotional downloads of our music through the www.LiveOnTheNet.com website.

         We were incorporated in Delaware in 1991. Our principal executive offices are located at 2001 Butterfield Road, Suite 1400, Downers Grove, Illinois 60515, and our telephone number is (630) 769-0033.

MARKETS

         CLASSICAL/THEMED PRODUCTIONS

         Intersound Classical is a leading creator of classical and theme-based products, releasing albums on its Intersound and Reference Gold labels. Intersound artist John Bayless was the No. 1 Top Budget Classical Artist for 1999 and 1998. His release, BEATLES' GREATEST HITS, was the No. 1 Top Budget Classical Album for 1999 (No. 5 in 1998). Intersound also held the No. 12 Top Budget Classical Album position in 1999, with A NUTCRACKER CHRISTMAS (No. 1 in
1998). Reference Gold held two 1999 Top Budget Classical Album positions with MOZART - GREATEST HITS (No. 7, No. 2 in 1998) and BEETHOVEN - GREATEST HITS (No. 9, No. 16 in 1998). These successful releases earned Reference Gold the fourth position on the Top Budget Classical Imprints and Top Budget Classical Labels title for 1999 (No. 4 in 1998), and Intersound the fifth position on the Top Budget Classical Imprints and Top Budget Classical Labels title for 1999 (No. 1 in 1998). All titles and chart positions are according to BILLBOARD.

         We typically utilize our extensive catalog to release existing titles in a theme-based format, which are generally music products arranged around a specific theme and often targeted to a specific demographic audience. Our theme-based products range from the music of Hollywood and Broadway to recordings by such established artists as Dizzy Gillespie, Al Hirt, Doc Severinson and Ferrante & Teicher. We also release multi-disc packages, "best of" packages featuring select composers and music genres, religious and ethnic selections, music for various party themes and Christmas and various other holiday selections.


         GOSPEL

         We own a catalog of master recordings of some of the best-selling gospel music artists of all time, including The Winans, Andrae Crouch, Walter Hawkins and Highway Q.C.s. Consistent with our belief that gospel music sales are "artist-driven," rather than "hit-driven," we have acquired and produced master recordings by established gospel artists who have a history of stable sales. A successful example of this strategy is the strong sales of the compilation RAISE DA ROOF, which was created entirely from our existing catalog and has generated net sales in excess of 100,000 units since its January 1999 release.

         In 1999, CGI Platinum and its artists were recognized for their outstanding accomplishments. Our artists were nominated for 15 Stellar Awards. Vickie Winans, who co-hosted this year's awards ceremony, won three awards and the Christianaires won one award. Ms. Winans won an NAACP Image Award for Best Traditional Gospel Artists and was nominated for a Grammy. Her 1999 release, LIVE IN DETROIT II, was the best-selling 1999 release for the company. The Mighty Clouds of Joy, who released IT WAS YOU during 1999, were inducted in the Gospel Music Hall of Fame this year; they also were nominated for an NAACP Image Award and a Dove Award.


         POP/ROCK/ADULT CONTEMPORARY

         In 1999, Platinum released LIVE from rock-n-roll legend Pete Townshend. The album was recorded live at the Chicago House of Blues to benefit Maryville Academy, an organization that treats abused children. Platinum also released KARMA by Rick Springfield. The release contains all new material from this platinum-plus selling artist. Sales were driven by the top 20 hit "Free" at adult contemporary radio along with a national tour. Also in 1999, Platinum released SHADES OF BLUE by Francine Reed, who PEOPLE magazine described as a "...powerhouse who deserves to be more widely heard." Ms. Reed has spent that last 13 years as a foreground singer with Lyle Lovett's Large Band.

         BLUES

         On our House of Blues label, we produce original recordings by established blues and gospel artists, as well as blues compilations that include music both from the House of Blues catalog and licensed from other companies. Our joint venture is the exclusive means by which House of Blues recordings and audio-visual works are distributed, performed and exhibited. Our joint venture with House of Blues Records, Inc. also allows us to market, promote and merchandise our music products in the House of Blues clubs, venues and hotels. HOB Entertainment owns, operates or exclusively books 27 live music venues including seven widely known House of Blues clubs and 20 premier amphitheater, theatre and arena concert venues.

         During 1999, The Dixie Hummingbirds' 70th anniversary release, MUSIC IN THE AIR, featuring guest artists such as Stevie Wonder, Paul Simon and Wynonna Judd, was nominated for a Grammy for Best Traditional Soul Gospel. Derek Trucks and his album, OUT OF THE MADNESS, were included in the top 5 Blues Guitar Player and Album of the Year charts in GUITAR WORLD magazine. BLUES POWER, a collection of Eric Clapton songs performed by celebrated blues artists, peaked at No. 7 on BILLBOARD'S Blues Chart. We also released two limited edition collectible box sets, THE ESSENTIAL SHOEBOX FULL OF BLUES and THIS AIN'T NO TRIBUTE BLUES CUBE, comprised of albums previously released on the House of Blues label.

         URBAN

         Our urban music division focuses on several specialty niches, including rap, hip-hop and rhythm & blues. We have employed experienced management and staff well-versed in urban radio and promotion, including Hank Caldwell as executive vice president of labels, who joined our company during 1999. Mr. Caldwell was previously president of Death Row Records and senior vice president of Epic Black Music. Until Mr. Caldwell joined Platinum Entertainment, our urban division produced primarily compilations of licensed product. For example, our successful BOOTY MIX series has sold over 850,000 units since the first volume was released in 1996, according to SoundScan. We are currently producing records by multi-platinum selling artist Johnny Gill and debut records by Smash Task and Diamond. Both of these debut releases are being produced by Charles Farrar and Troy Taylor, also known as the "Characters," who are well-known for their work with Boys II Men and producing Tyrese's Grammy nominated "Sweet Lady." We also have a two-act production deal with Kevin "Shekspere" Briggs, who wrote and produced "No Scrubs" for TLC and "Bills, Bills, Bills" for Destiny's Child, both of which were Grammy nominated, with "No Scrubs" winning numerous categories at this year's Grammy awards show.

         COUNTRY

         In 1999, Platinum Nashville released VOICES by The Oak Ridge Boys, a world renowned country music group with 17 No. 1 hits and 34 Top 10 singles to their credit. VOICES was their first album featuring all four original members of the group since 1987. We also released Suzy Bogguss' self-titled album in 1999. Suzy Bogguss comes to Platinum Nashville with both platinum and gold records to her credit. She has also won CMA and ACM awards (Horizon Award, 1992, Top New Female Vocalist, 1989, respectively). Another notable release for 1999 was CRYSTAL GAYLE SINGS THE HEART & SOUL OF HOAGY CARMICHAEL: A MUSICAL TRIBUTE TO HOAGY. The release includes 15 songs penned by Mr. Carmichael and is receiving critical acclaim and airplay nationwide. PEOPLE magazine described the record as "Great songs, terrific singer." Platinum Nashville also licensed a live comedy album featuring Rodney Carrington, who appears at comedy clubs and is receiving airplay nationwide.

DISTRIBUTION, SALES AND PROMOTION

We distribute our products through a multi-channel distribution system comprised of:

- PED, our proprietary distribution system, headquartered in Alpharetta, Georgia,
- International licensing agreements as well as production and distribution agreements on a territory-by-territory basis, and
-        Internet distribution.

         We had a distribution agreement with PGD through July 1999, at which time we notified PGD we were terminating the agreement. We also serve as a distributor for various third party music labels located in the United States and Europe.

         PED SALES AND DISTRIBUTION

         We distribute most of our products in the United States and Canada through PED, our distribution and warehouse facility located at our offices in Alpharetta, Georgia. We have a salaried direct sales force that contacts customers throughout the United States and Canada. In addition to our sales operation at our Alpharetta facility, we have regional sales offices located throughout the United States and Canada. Our sales personnel also support PED's marketing efforts with large retail customers. Additionally, we have sales personnel who cover specialty retail sectors, international customers, and record club and catalog customers.


         INTERNATIONAL DISTRIBUTION

         We distribute our products internationally by various means. We distribute products to international customers direct from PED, via licensing agreements and via production and distribution arrangements on a territory-by-territory basis. We believe that utilizing such means of international distribution will allow us to exploit our existing international licensing relationships, electronic media, and overseas manufacturing to increase revenues derived from international distribution.

         DISTRIBUTION FOR THIRD PARTIES

         We utilize our distribution channels to facilitate distribution for the following third parties, which are generally small independent record labels specializing in particular genres of music, including those listed below:


         9:11 Frequencies      Adventurenet.com           Badman Records        Born Again
         Brooklyn Music        Gator Records              House of Blues        Loose Leaf Records
         Ramblin' Records      Souljah Records            Symbiotic             World Blue Records



         INTERNET DISTRIBUTION

         We distribute via the Internet through our website, www.PlatinumCD.com, our promotional download website, www.HeardOn.com, and our income sharing arrangement with musicmaker.com, the first and largest digital download and "burn and mail" company. Through musicmaker.com, our customers can create custom compilation CDs or download songs onto the hard drive of their own computers using Liquid Audio and Secure-MP3, two downloading formats used to protect the copyrights of the record label and the recording artist. On December 31, 1999, we signed an exclusive agreement with LiveOnTheNet, Inc., which hosts a variety of video and audio programming showcasing local and national advertisers, to license our digital catalog for promotional downloads. In addition, through our affiliation with Amazon.com, a leader in the Internet commerce industry, customers who visit our website have access to hundreds of thousands of commercially available titles of other record companies. We receive referral fees for sales generated by Amazon.com from such arrangement.

LIBRARY

         We own or control the copyrights to over 13,000 master recordings. Our library contains significant catalogs of classical, urban, adult contemporary, blues, gospel and country music.

RELATIONSHIPS WITH ARTISTS

         CONTRACT TERMS

         We seek to contract with artists on an exclusive basis for the sales and marketing of their recordings in return for a royalty based on the net sales of the recordings. Generally, we seek to obtain rights on a worldwide basis. A typical contract with an artist may provide for multiple albums to be delivered, with advances against royalties being paid upon delivery of each album, although advances are often made prior to recording. We generally have an option to take each album that the artist is contracted to deliver, exercisable within an agreed period of time, usually a few months following delivery of the previous album. Normally, if an option is not exercised, the artist has no obligation to deliver additional albums. Provisions in contracts with established artists vary considerably, and may, for example, require us to release a fixed number of albums and/or contain an option exercisable by us covering more than one album. We seek to obtain rights to exploit product delivered by the artist for the life of the product's copyright. Under the contracts, advances are normally recoupable against royalties paid to the artist. We also seek to recoup a portion of certain marketing and tour support costs, if any, against artist royalties.

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

PRODUCTION AND MANUFACTURING

         We are a full service record company with an art department that provides design and finished film for print-ready manufacturing of record cover design. We manufacture our finished music products through third party arrangements. We coordinate all of our manufacturing of finished music products through our Alpharetta facility. The facility also houses three recording studios, providing us the ability to mix, master, sequence and enhance our recordings.

INTELLECTUAL PROPERTY

              Our business, like that of other companies involved in recorded music, primarily rests on ownership, control and exploitation of musical works and sound recordings. Our music products are protected under applicable domestic and international copyright laws. In addition, we own or control the copyrights to over 13,000 master recordings.

         Although circumstances vary from case to case, rights and royalties relating to a particular recording typically operate as follows: When a recording is made, copyright in that recording vests either in the recording artist (and is licensed to the recording company) or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vests either in the writer (and is licensed to the music publishing company) or in the publishing company itself. Artists generally record songs that are controlled by music publishers. We obtain the rights to reproduce such songs on soundcarriers or by means of digital phonorecord delivery from music publishers or collection societies on their behalf. The manufacture and sale of a soundcarrier results in royalties being payable by the record company to the publishing company at industry agreed or statutory rates for the use of the composition (and the publishing company in turn pays a royalty to the writer) and by the record company to the recording artist for the use of the recording. We operate in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use.

LICENSING

         We are engaged in licensing activity involving both the acquisition of rights to certain master recordings and compositions for our own projects and the granting of rights to third parties in the master recordings and compositions we own or control. We frequently obtain an ownership or co-ownership interest in newly-recorded compositions appearing on albums released by Platinum that are written by the artists performing the compositions. The rights to use all other compositions appearing on albums or audiovisual works are obtained from the publishers of those compositions under agreements that, for albums, are called mechanical licenses, which are often issued through a central agency, and for audiovisual works are called synchronization licenses. We also obtain licenses for the use of musical compositions by means of the compulsory licensing provisions of the U.S. Copyright Act, particularly with respect to the transmission of our master recordings by means of digital phonorecord deliveries, or "downloads," through the Internet. The mechanical license fee is customarily indexed to a statutory rate established under the United States Copyright Act, which currently is 7.55 cents for a performance of up to five minutes and higher for performances of greater length. Although fees for synchronization licenses vary from set fees to percentages of sales price, the fee often corresponds to the statutory rate for mechanical licenses. We typically issue our own mechanical and synchronization licenses to third parties when compositions from our own catalog are used by others. The availability and terms of such cross-licensing arrangements are generally made possible by industry practices based on reciprocity.

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

EMPLOYEES

         As of April 7 , 2000, we employed 101 persons, of whom 10 were located in our Downers Grove, Illinois office, 89 were located in our Alpharetta, Georgia facility, and 2 were located in our Nashville, Tennessee office. Of such employees, 72 were engaged in marketing, sales and related customer services, 17 were engaged in administration and finance, 5 were engaged in legal, royalty and publishing services and 7 were engaged in production.

         None of our employees are represented by a labor union. We have not experienced any work stoppage and we consider relations with our employees to be good.

ITEM 2.  FACILITIES

         We currently lease a 12,250 square foot facility for our corporate offices in Downers Grove, Illinois, under an agreement expiring April 30, 2003. We are attempting to sublease the portion of our Downers Grove offices left vacant from our recent consolidation of employees in Alpharetta, Georgia. We also lease an 80,000 square foot facility in Alpharetta, Georgia, which lease expires June 30, 2009. This facility houses our warehouse and distribution centers, production studios, an art department and marketing and promotion operations. We also lease sales offices in Minneapolis, MN, Dallas, TX, and Toronto, Ontario under various short-term leases. In addition, we lease 3,200 square feet of office space in Nashville, Tennessee, pursuant to a lease expiring October 31, 2000, housing the staff of Platinum Nashville. We sublease approximately 2,000 square feet of the Nashville office to third parties.

ITEM 3.  LEGAL PROCEEDINGS

         On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the Superior Court of Fulton County, State of Georgia, captioned ICHIBAN RECORDS, INC. -V-PLATINUM ENTERTAINMENT, INC., Civil Action No. 1999 CV 07215, (Ichiban Claim) seeking termination of its distribution agreement with us and damages for alleged breaches of its distribution agreement by us. Ichiban also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption. On April 21, 1999, Ichiban also filed a voluntary petition to commence a case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case No. 99-66017. We subsequently removed the Ichiban Claim from the State of Georgia court to the United States District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:99 CV-1113. The Ichiban Claim will now be asserted through the bankruptcy action. On June 16, 1999, the Bankruptcy Court granted our motion to remove Ichiban as a debtor in possession and appointed an independent trustee to operate the business of Ichiban. On October 14, 1999, the Bankruptcy Court approved our joint motion with the trustee to approve an amended version of the distribution agreement between us and Ichiban to permit the further distribution of Ichiban recordings by us. Further, the Bankruptcy Court approved a motion by the

Trustee to consolidate the bankruptcy proceedings of Ichiban Records, Inc. with the bankruptcy of Ichiban International, Inc., an affiliate corporation. On March 9, 2000, the Bankruptcy Court rejected the presentation of an agreement negotiated between us and the Trustee for acquisition of the assets of Ichiban. Because of this decision and Ichiban's failure to execute on its plans to become an operating company, we withdrew our support of motions to approve a settlement of the Ichiban Claim and to approve a settlement agreement between the bankruptcy estate and The Harry Fox Agency. As a consequence of the failure of such motions to be entered by the Bankruptcy Court, the amended version of the distribution agreement between us and Ichiban became ineffective. Accordingly, we have expensed our unrecouped distribution advance to Ichiban, which totaled $1,950,000 as of December 31, 1999. On March 27, 2000, upon the motion of the United States Trustee, the bankruptcy proceeding was converted from Chapter 11 to Chapter 7, and the assets of the Ichiban estate will be liquidated. We believe this matter will not have an additional material adverse impact on our financial position and results of operations.

         On May 28, 1999, PolyGram Group Distribution, Inc. filed an action against us in the Superior Court of the State of California for the County of Los Angeles captioned POLYGRAM GROUP DISTRIBUTION, INC. -V- PLATINUM ENTERTAINMENT, INC., Case No. B C211091, seeking injunctive relief, restitution, and disgourgement of profits arising out of PGD's claim that the distribution agreement between us and PGD bars the distribution of recordings by us through our own distribution facilities and requires that they be distributed by PGD. On June 25, 1999, PGD filed an amended complaint that additionally seeks the recovery of damages. We rejected earlier demands by PGD to cease and desist selling our recording through our own distribution facilities on the grounds that an amendment to the distribution agreement with PGD specifically allows us to distribute records through our own distribution company. We filed our answer to the complaint and filed cross-complaints against PGD seeking damages incurred in connection with the production of a compilation album by PGD entitled "Essential Southern Rock", for the failure of PGD's successor, Universal Music, to properly pay royalties to us pursuant to the terms of a foreign licensing agreement between Universal and us, and for breach of the distribution agreement by PGD. We also sent a notice of termination of the distribution agreement to PGD, terminating the distribution agreement effective as of July 21, 1999, for PGD's breach of the distribution agreement. On November 10, 1999, the action in California was stayed on the grounds that the forum for the lawsuit should be in New York rather than California. PGD filed a notice of appeal of this decision. Prior to November 10, 1999, we filed an action against PGD in the New York state court asserting as plaintiff the claims made as cross-complaints in the action in California. On January 14, 2000, PGD filed an action in the United States District Court for the Southern District of New York captioned POLYGRAM GROUP DISTRIBUTION, INC. V. PLATINUM ENTERTAINMENT, INC., Civil Action No. 00 Civ. 282
(MBM), asserting essentially the same claims as originally asserted in the California action with an additional claim asserting trademark infringement arising out of the sale by us of phonorecords bearing the declaration that they are distributed by PGD. We have reached an agreement with PGD that the appeal in California will be abandoned, that the New York state action filed by us will be dismissed, and our respective claims will be litigated in the New York federal action. We are preparing our answer and counterclaims against PGD to file in the New York federal action. Because the lawsuit is at an early stage, there can be no assurances that the matters can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

         We are a party in various other lawsuits which have arisen in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      An Annual Meeting of Stockholders was held on August 16, 1999.
(b)
         1. The Stockholders voted to elect three Class III directors to the Company's Board of Directors for a term of two years, as provided in the By-Laws of the Company, with the following votes:

                  Steven Devick
                           For              Withheld          Against
                           ---              --------          -------
                         6,517,422             0               51,410

                  Craig J. Duchossois
                           For              Withheld          Against
                           ---              --------          -------
                         6,517,422             0               51,410

                  Robert J. Morgado
                           For              Withheld          Against
                           ---              --------          -------
                         6,517,422             0               51,410

         2. The Stockholders voted to elect four Class I directors to the Company's Board of Directors for a term of three years, as provided in the By-Laws of the Company, with the following votes:

                  Douglas C. Laux
                           For              Withheld          Against
                           ---              --------          -------
                         6,517,422             0               51,410

                  David S. Bauman
                           For              Withheld          Against
                           ---              --------          -------
                         6,517,422             0               51,410

                  Paul L. Humenansky
                           For              Withheld          Against
                           ---              --------          -------
                         6,517,422             0               51,410

                  Mark J. Schwartz
                           For              Withheld          Against
                           ---              --------          -------
                         6,517,422             0               51,410

         3. The Stockholders also voted to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the fiscal year ending December 31, 1999, with the following votes:

                           For              Withheld          Against
                           ---              --------          -------
                         6,517,021             31,926          19,885

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                                               PRICE RANGE OF COMMON STOCK
                                                               ---------------------------
                                                                      High        Low
Fiscal year ended December 31, 1998:
     First quarter                                                  $ 7.438    $ 5.375
     Second quarter                                                  13.750      6.563
     Third quarter                                                   10.125      4.000
     Fourth quarter                                                   8.875      4.000
Fiscal year ended December 31, 1999:
     First quarter                                                  $ 8.875    $ 5.063
     Second quarter                                                  13.813      5.750
     Third quarter                                                    8.969      3.875
     Fourth quarter                                                   4.813      2.000
Fiscal year ended December 31, 2000:
     First quarter                                                  $ 4.875    $ 2.250

         Our Common Stock trades on the Nasdaq National Market under the symbol "PTET." The following table sets forth for the periods indicated the high and low closing prices of our Common Stock, as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

         At April 13, 2000, there were 183 stockholders of record and 7,938,744 shares outstanding.

         During December 1999, we issued 64,286 shares of our Common Stock, for consideration of $225,000, or $3.50 per share, to Brooklyn Music, Ltd.
(BML), in lieu of cash as prepayment of net sales pursuant to a distribution agreement, dated November 12, 1999, between Platinum Entertainment and BML. Also during December 1999, we issued BML 261,192 shares of our Common Stock for consideration of $1,035,000, or $3.9626 per share, pursuant to the same agreement.

         During December 1999, we issued 108,480 shares of our Common Stock, valued at $470,000 or $4.33 per share, to Diezel Muzick, Inc., in lieu of cash as a recoupable recording fund for certain projects pursuant to recordings agreements dated August 30, 1999, and August 31, 1999, as amended, between Platinum Entertainment and Diezel Muzick.

         These sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 6.  Selected Financial Data.

         The following table sets forth our selected consolidated statements of operations and consolidated balance sheet data as of the dates and for the periods indicated. Effective December 31, 1997, we changed our fiscal year from May 31 to December 31. The selected consolidated financial data as of and for the years ended December 31, 1999 and 1998, the seven months ended December 31, 1997, and the years ended May 31, 1997, 1996 and 1995, listed below have been derived from our audited consolidated financial statements. The selected consolidated financial data for the unaudited years ended December 31, 1997 and 1996 and the unaudited seven months ended December 31, 1996, were prepared in accordance with accounting principles generally accepted in the United States; in the opinion of management, the financial statements for these periods reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the results of operations shown.

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

         The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein. Particular attention should be given to "Item 1. Business, Safe Harbor Provision; Risk Factors, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data, Report of Independent Auditors."

                                                                                    Seven months ended
                                                 Year ended December 31                 December 31          Year ended May 31
                                    ------------------------------------------- ------------------------- ------------------------
                                         1999       1998      1997       1996       1997          1996     1997     1996     1995
                                                         (UNAUDITED) (UNAUDITED)               (UNAUDITED)
                                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Gross revenues (1)                  $ 48,891  $  56,314  $  60,559   $ 21,157  $  35,294  $  12,878  $  38,757  $ 20,121  $ 12,782
Net revenues                          26,265     40,616     34,797     15,242     18,280      9,773     25,418    14,416     8,547
Gross profit                           2,573     11,275     13,074      2,733      4,871      3,506     11,707     4,236     4,204
Merger, restructuring and one-time
     costs (2)                           -          -        5,326          6      3,100          6      2,231       -         -
EBITDA                               (22,684)    (9,515)   (12,012)    (6,167)   (10,545)    (2,195)    (3,665)   (3,781)   (4,596)
Operating loss                       (25,238)   (11,570)   (13,847)    (6,430)   (11,607)    (2,394)    (4,638)   (3,937)   (4,729)
Interest expense                      (3,189)    (2,661)    (4,324)      (229)    (2,944)        (7)    (1,385)     (570)     (157)
Other financing costs                   (342)      (344)    (4,791)       -       (1,258)       -       (3,533)      -         -
Other gains (3)                        6,913        -          -          -          -          -          -         -         -
Loss from continuing operations      (21,658)   (14,797)   (23,533)    (6,417)   (16,446)    (2,265)    (9,354)   (4,401)   (4,840)
Loss from discontinued operations        -          -          -         (226)       -          -          -        (226)   (4,684)
Net loss                             (21,658)   (14,797)   (23,533)    (6,643)   (16,446)    (2,265)    (9,354)   (4,627)   (9,524)
Less: Preferred dividends
      requirements (4)                (4,041)    (2,824)       -         (602)       -          -          -        (602)      -
Loss applicable to common shares    $(25,699) $ (17,261) $ (23,533)  $ (7,245) $ (16,446) $  (2,265) $  (9,354) $ (5,229)  $(9,524)

Basic and diluted loss per common
     share (5):
Loss from continuing operations     $  (3.62) $   (3.07) $   (4.52) $   (1.54) $   (3.14) $   (0.44)     (1.82) $   (1.71) $ (2.12)
Loss from discontinued operations         -          -          -       (0.13)       -          -          -        (0.08)   (2.05)
                                    ------------------------------------------- ----------------------------------------------------
Net loss                            $  (3.62) $   (3.07) $   (4.52) $   (1.67) $   (3.14) $   (0.44) $   (1.82) $   (1.79) $ (4.17)
                                    =========================================== ====================================================
Weighted-average number of common
     shares outstanding (5)         7,107,350  5,732,661  5,206,964  4,548,151  5,232,030  5,112,066  5,136,830  2,925,987 2,284,090

BALANCE SHEET DATA:
Cash                                $      12  $      12                       $       11            $       53    $ 8,222  $    87
Working capital (deficit)             (40,232)   (29,980)                         (16,469)              (22,953)    12,055   (9,129)
Total assets                           47,254     56,978                           48,463                58,308     18,991    5,737
Long-term obligations (including
     current portions)                    -          -                             25,000                 5,000        -        -
Redeemable preferred stock (4)            -          -                                -                     -          -      5,423
Total stockholders' equity
     (deficit)                         (6,389)     7,918                           12,375                 7,866     15,215  (12,321)

1) We terminated our distribution agreement with PGD during July 1999 for failure of PGD to perform under the agreement. At the time of the termination, PGD was our second largest distribution channel. Our gross revenues through PGD were $17,882 and $3,314 for 1998 and 1999, respectively, reflecting an

     81% decrease; our gross revenues through PGD were $9,686 and $3,095 for first six months of 1998 and 1999, respectively, reflecting a 68% decrease. Management believes that this decrease prior to our termination in July 1999, is related to the acquisition of PGD by Universal Music and Video Distribution (Universal) during the summer of 1998 (see "Item 3. Legal Proceedings"). This decrease was in part offset by increases in gross sales through PED, which increased $8,606 or 24% in 1999, compared to 1998. However, our internal distribution capabilities were insufficient to fully offset the loss of the PGD distribution services.

2) As a result of our acquisition of Intersound during January 1997, we incurred significant costs to merge and restructure our business with the acquired companies. Such merger and restructuring costs included severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs were $251 and $1,700 during the seven months ended December 31, 1997, and the year ended May 31, 1997, respectively, relating primarily to severance costs and a distribution termination fee. The restructuring was substantially completed at December 31, 1997. Such restructuring resulted in shifts in the selling and promotion efforts of our country label and in-house sales department and a shift in third party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the year ended May 31, 1997, included write-offs of artist advances of approximately $600 in areas for which we have chosen to redirect our resources. These costs were classified as merger, restructuring and one-time costs and were included in our operating losses.

     During June 1998, we executed a settlement agreement with K-tel International, Inc., whereby we mutually agreed to settle our claims to $1,750 we had deposited in escrow pursuant to a purchase and sale agreement signed by us and K-tel during March 1997, and terminated by us during September 1997. Pursuant to this settlement agreement, each party received 50% of the escrowed amount. We fully reserved the $1,750 in escrow prior to December 1997, and expensed approximately $1,100 of legal, accounting and other incremental costs related to this transaction. Accordingly, our selling, general and administrative expenses for 1998, are net of $875 received from this settlement.

3) We sold all of our 798,856 shares of musicmaker.com common stock on October 6, 1999, for net proceeds of $7,289, or $9.125 per share. The sale resulted in a realized gain of $6,539. We received our stake in musicmaker.com in exchange for $750 of our common stock and the exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for five years, provided that the rights may be converted to non-exclusive at our election at any time after two years.

     In addition, we sold our Double J Music country publishing rights during 1999, for aggregate proceeds of $1,449, resulting in a gain of $374.

4) For the years ended December 31, 1999 and 1998, dividends of $4,041 and $2,824, respectively, accrued on the Series B, Series C and Series D Convertible Preferred Stock outstanding. For the year ended May 31, 1996, dividends of $602 accrued on Series A-1 Redeemable Non-Convertible Preferred Stock, which were paid concurrent with the redemption of that stock during March 1996.

5) Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the number of weighted-average common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. The total of such securities at December 31, 1999, was 17,541,000. Such effect was not dilutive in any of the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information in this section should be read together with the consolidated financial statements and related notes contained elsewhere herein.

OVERVIEW

         Our primary business is the production, distribution, marketing and sale of music. Our strategy is to fully utilize our distribution capabilities through predictable releases, hit releases from our urban division, catalog compilations and distribution contracts with third parties. Expansion and exploitation of our music catalog and publishing rights is also an integral part of our business and growth strategy. We currently own or control a music catalog with more than 13,000 master recordings. Our music products include new releases, typically by artists established in a particular genre, compilations featuring various artists and repackagings of previously recorded music from our master music catalog and licenses from third party record companies. We release music in a variety of genres including classical, urban, adult contemporary, blues, gospel and country through our Intersound Classical, Platinum, House of Blues, CGI Platinum and Platinum Nashville labels.

We distribute our products through a multi-channel distribution system comprised of:

- PED, our proprietary distribution system, headquartered in Alpharetta, Georgia, a suburb of Atlanta,
- International licensing agreements as well as production and distribution agreements on a territory-by-territory basis, and
-   Internet distribution.

         We had a distribution agreement with PGD through July 1999, at which time we notified PGD we were terminating the agreement (see "Item 3. Legal Proceedings").

         Our operating results for 1999 were below our 1998 operating results and significantly below our 1999 operating plan due, we believe, to several factors:

- We terminated our distribution agreement with PGD during July 1999, because of PGD's failure to perform under the agreement. At the time of the termination, PGD was our second largest distribution channel. Our gross revenues through PGD were $17,882,000 and $3,314,000 for 1998 and 1999, respectively, reflecting an 81% decrease; our gross revenues through PGD were $9,686,000 and $3,095,000 for first six months of 1998 and 1999, respectively, reflecting a 68% decrease. Management believes that this decrease prior to our termination in July 1999 is related to the acquisition by Universal of PGD during the summer of 1998 (see "Item 3. Legal Proceedings").

- We moved our distribution facility to a new building and consolidated our offices during 1999. This move was intended to provide a larger, more efficient distribution facility and consolidate all production, marketing, sales and related customer service staff in one location. While we believe this move is currently providing efficiencies and fostering productivity, the logistics of the move hampered both efficiencies and productivity at PED during the third and fourth quarters of 1999 and the first few months of 2000. The move was scheduled to occur during June 1999; however, we did not take possession of the space until October 1999, which is our busiest time of the year, during which time we fulfill holiday orders. The physical move between facilities delayed our distribution operations. We also received shipments of significant quantities of our product inventory that was being held at PGD's warehouses due to the termination of our distribution agreement with them, which compounded the delays in distribution operations. While our shipping capabilities have returned to normal, our returns processing has not; we expect returns processing to be current by June 2000.

- Due in part to the factors described above, our liquidity from operations is far below our expectations. During the fourth quarter of 1999, our liquidity issues forced us to cut back on temporary employees at PED, as well as eliminate some permanent staffing positions. The lack of liquidity delayed payments to certain manufacturers, resulting in product delays, which in turn caused us to be delinquent fulfilling customer shipping date requests on a substantial portion of our scheduled fall and holiday shipments. Our lack of liquidity also limited our ability to market and promote our third and fourth quarter releases, which negatively impacted sell-through at retail. This resulted in excessive returns during the first quarter of 2000 of product shipped during 1999, requiring a substantial increase to our reserve for future returns at December 31, 1999. This increase in returns, coupled with the reduction in PED staffing, has slowed our processing of returns. Consequently, we have experienced a delay in collecting cash receipts on receivables, since customers typically will not remit cash receipts until their returns have been processed. Increased returns can imply increased slow-moving inventory and brings advance recoupments into question; accordingly, we increased the reserves for both the inventory and artist advance balances at December 31, 1999.

         Until our liquidity issues are resolved, our ability to operate will continue to be significantly constrained. Our banking facility became due in full on March 31, 2000. We have not secured financing to replace these borrowings due. See "Item 1. Business, Safe Harbor Provision; Risk Factors," "Liquidity and Capital Resources" below, and "Item 8. Financial Statements and Supplementary Data, Report of Independent Auditors."

         We distribute via the Internet through our website, www.PlatinumCD.com, our promotional download website, www.HeardOn.com, and our income sharing arrangement with musicmaker.com, the first and largest digital download and "burn and mail" company. Our agreement with musicmaker.com was completed during September 1998, and was consummated with an exchange of common stock in our companies. The transaction was valued at $750,000 upon closing. We sold our shares of musicmaker.com during October 1999, for $7,289,000, resulting in a realized gain of $6,539,000. On December 31, 1999, we signed an exclusive agreement with LiveOnTheNet, Inc. to license our digital catalog for promotional downloads. We received $1,800,000 from LiveOnTheNet as consideration for the license during January 2000, and will receive the remaining $200,000 upon the completion of the term. This licensing fee will be reflected in our operations as earned. We intend to pursue additional opportunities that exploit our digital music rights on the Internet.

         We serve as a distributor for various third party labels located in the United States and Europe. Under these arrangements, we generate a distribution fee of approximately 20% to 30%, depending on the volume and range of services provided. These activities represented 17% and 19% of our gross revenues in 1999 and 1998, respectively. We believe that increasing the volume of products distributed for select third parties will contribute to offsetting the fixed costs of maintaining PED as well as provide incremental revenue and income. We intend to pursue additional third party distribution opportunities in the future. See "Significant Matters" below. During 1999, the SEC issued an accounting bulletin addressing the recognition of revenues for companies that distribute other companies' products for a fee. While these rules do not take effect until the second quarter of 2000, the implementation of these rules may impact the presentation of revenues in our statement of operations. See "Note 2" to the consolidated financial statements.

         As a result of our acquisition of Intersound during January 1997, we incurred significant costs to merge and restructure our business with the acquired companies. Such merger and restructuring costs included severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs were $1,700,000 during 1997, relating primarily to severance costs and a distribution termination fee. Such restructuring resulted in shifts in the selling and promotion efforts of our country label and in-house sales department and a shift in third party fulfillment of Platinum Christian Distribution. In addition, one-time costs for 1997 include write-offs of artist advances of approximately $600,000 in areas for which we have chosen to redirect our resources. These costs were classified as merger, restructuring and one-time costs and were included in our operating losses.

         We determined the purchase price allocation for the assets purchased and liabilities assumed from Intersound, as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, we ascertained that the purchase value allocated to certain purchased assets exceeded their fair market values by approximately $1,150,000. In addition, we identified $4,051,000 of product returns which we believe relate to product that had been sold prior to our purchase of Intersound. Had these matters been identified by us at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent impact to operations. As these matters were not identified at the time of purchase or shortly thereafter, we were required to reflect these amounts in our results of operations for the year ended December 31, 1997, resulting in a nonrecurring charge to operations of $3,500,000. The returned product of $4,051,000 is reflected in net revenues with corresponding offsets of $1,701,000 to cost of sales; the asset write-down of $1,150,000 was also included in cost of sales. These matters were the subject of an action entitled JCSHO, INC. F/K/A/ INTERSOUND, INC. V. PLATINUM ENTERTAINMENT, INC., (D. Minn.) which was settled on March 31, 1999 (see "Note 19" to the consolidated financial statements).

         Product sales are recognized upon shipment. In accordance with industry practice, our music products are sold on a returnable basis. Our allowance for future returns is based upon our historical returns, SOUNDSCAN data, and, while our agreement with PGD was in effect, on the return rate of PGD. Our returns as a percentage of gross revenues were 42%, 22% and 37% for the years ended December 31, 1999, 1998 and 1997. Our historical returns experience has been adversely impacted by several factors during both 1999 and 1997:

- As discussed above, we experienced excessive returns during 1999, which we believe resulted from PGD's failure to perform under our former distribution agreement with them. In addition, we experienced inefficiencies at PED, due in part to our lack of liquidity, prompting excessive returns.

- Also as discussed above, we experienced excessive returns of Intersound product during 1997, that we believe related to Intersound prior to our acquisition. In addition, as a result of the acquisitions completed as discussed above, including Intersound, we terminated our relationship with Riverside Book and Bible House, Inc. for fulfillment of Platinum Christian Distribution, prompting excessive returns of our product through the Riverside distribution channel. We also ceased relations with certain customers who consistently failed to pay on a timely basis, prompting an unusually high returns experience from these customers.

It is our policy to inventory all returned product and resell such product at market value. We scrap excess quantities of titles we feel have no market value.

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

RESULTS OF OPERATIONS
         The following table sets forth for the periods indicated the percentage of gross revenues represented by certain items included in our "Consolidated Statements of Operations" in the consolidated financial statements. Operating performance for any period is not necessarily indicative of performance for any future periods.

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                  1999           1998             1997
                                              -----------------------------------------------
                                                                               (UNAUDITED)
Gross revenues
    Platinum labels                                 81%            77%             83%
    Distributed labels                              17%            19%             14%
    Licensing, publishing and other                  2%             4%             3%
                                              -----------------------------------------------
    Total gross revenues                            100%           100%           100%
Less: Returns                                       -42%           -22%           -37%
Less: Discounts                                     -4%            -6%             -5%
                                              -----------------------------------------------
Net revenues                                        54%            72%             58%
Cost of sales                                       48%            52%             36%
                                              -----------------------------------------------
Gross profit                                         6%            20%             22%
Other operating expenses:
Selling, general and administrative                 52%            37%             33%
Merger, restructuring and one-time costs              -              -              9%
Depreciation and amortization                        5%             4%             3%
                                              -----------------------------------------------
                                                    57%            41%             45%
                                              -----------------------------------------------
Operating loss                                      -51%           -21%           -23%
Interest expense                                    -7%            -5%             -7%
Other financing costs                               -1%            -1%             -8%
Equity gain (loss)                                    -              -             -1%
Other gains                                         14%              -              -
                                              -----------------------------------------------
Net loss                                            -45%           -27%           -39%
Less:  Preferred dividend requirements              -8%            -5%               -
                                              -----------------------------------------------
Loss applicable to common shares                    -53%           -32%           -39%
                                              ===============================================


YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

         GROSS REVENUES. Gross revenues decreased $7,423,000 or 13% to $48,891,000 for 1999, compared to $56,314,000 in the prior year. We experienced our largest decrease in gross revenues from product distributed through PGD, our former third party, major label distributor. Gross revenues through PGD were down $14,568,000 or 81% in 1999, compared to the prior year. Management believes that this decrease is related to the acquisition of PGD by Universal during the summer of 1998. This decrease was in part offset by increases in gross sales through PED, which increased $8,606,000 or 24% in 1999, compared to the prior year. However, our internal distribution capabilities were insufficient to fully offset the loss of the PGD distribution services prior to the opening of our new, expanded facility. Our notable releases shipped during 1999 included Vickie Winan's LIVE IN DETROIT II, Rick Springfield's KARMA, Pete Townshend's LIVE, Suzy Bogguss' self-titled release, and numerous releases from our classical catalog, including the No. 1 Budget Classical Album of 1999, BEATLES GREATEST HITS by John Bayless, who was also the No. 1 Budget Classical Artist of 1999, according to BILLBOARD.

         RETURNS. We record an estimate of future returns at the time product is sold. Returns as a percentage of gross revenues were 42% for 1999, compared to 22% for the prior year. See "Overview" for details of this increase.

         DISCOUNTS. Discounts as a percentage of gross revenues remained relatively unchanged at 4% for 1999, compared to 6% for the prior year.

         COST OF SALES. Cost of sales as a percentage of gross revenues decreased to 48% for 1999, from 52% for the prior year. Cost of sales as a percentage of net revenues increased to 90% for 1999, from 72% for the prior year. Cost of sales is comprised of both variable product cost of sales and write-offs of artist advances and slow-moving inventory. Variable product cost of sales remained constant at 60% for 1999 and 1998; however, reserves for artist advances increased $866,000 and reserves for slow-moving inventory increased $2,939,000 from 1999 compared to 1998. See "Overview" for discussion of increases to these reserves.

         GROSS PROFIT. Gross profit decreased $8,702,000 or 77% to $2,573,000 for 1999, compared to $11,275,000 for the prior year. As a percentage of gross revenues, gross profit decreased to 6% for the current year compared to 20% for the prior year. Gross profit is impacted by both variable product gross margins and write-offs of artist advances and slow-moving inventory. Variable product gross margins have remained constant at 40% for 1999 and 1998; however, reserves for artist advances increased $866,000 and reserves for slow-moving inventory increased $2,939,000 from 1999 compared to 1998. See "Overview" for discussion of these increased reserves.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4,467,000 or 21% to $25,257,000 for 1999, compared to $20,790,000 in the prior year. Selling, general and administrative expenses as a percentage of gross revenues increased to 52% for the current year from 37% for the prior year. The increase is due to increased costs associated with terminating our distribution agreement with PGD, including legal fees, and consolidating our distribution operations into a new facility. In addition, we expensed advances on two third party distribution agreements, $1,950,000 related to Ichiban Records, who filed bankruptcy during 1999 (see "Item 3. Legal Proceedings") and $625,000 related to Envisage Mulitmedia, a label owned by parties related to us, which during 1999 communicated it would not pay balances owed us. These increased costs were offset in part by a gain of $1,185,000 realized from litigation settlements during 1999 (see "Note 19" to the consolidated financial statements).

         OPERATING LOSS. As a result of the factors described above, we incurred an operating loss of $25,238,000 for 1999, compared to an operating loss of $11,570,000 for the prior year.

         INTEREST EXPENSE. Interest expense for 1999 totaled $3,189,000 compared to $2,660,000 for the prior year. The current year increase resulted from a higher outstanding line of credit balance than in the prior year. See "Liquidity and Capital Resources" below for details of our current debt structures.

         OTHER FINANCING COSTS. Other financing costs of $342,000 were incurred during 1999, compared to $344,000 during the prior year. Other financing costs for 1999 reflect a change in the amortization on deferred financing costs due to the acceleration of our bank loan due date from July 2003 to March 2000. Other financing costs for the prior year include the write-off of $660,000 of unamortized bank fees on a previous bank facility offset in part by the reversal of a $350,000 previously accrued extension fee on a separate, previous bank facility which would have been due in 1998 had our stock value not met a certain threshold; as the threshold was met, the fees were not payable and the accrual was reversed. See "Liquidity and Capital Resources" for further discussion of our current debt structure.

         OTHER GAINS. We sold all of our 798,856 shares of musicmaker.com common stock on October 6, 1999, for net proceeds of $7,289,000 or $9.125 per share. The sale resulted in a realized gain of $6,539,000. We also sold our publishing rights of Double J Music during 1999, for an aggregate $1,449,000. The book value of Double J Music was $1,020,000 at closing, and after deducting costs associated with the transaction, the sale resulted in a gain of $374,000. There were no such transactions in the prior year.

         INCOME TAXES. No income tax expense or benefit has been recorded through December 31, 1999, due to our net operating loss carryforward and related valuation allowance, as required under generally accepted accounting principles. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $64,693,000 at December 31, 1999, expiring in years 2007 through 2014, is subject to annual limitations due to a change in ownership as a result of our initial public offering. Accordingly, approximately $3,985,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

         PREFERRED DIVIDEND REQUIREMENTS. During 1999 and 1998, the preferred stock outstanding accrued dividends of $4,041,000 and $2,824,000, respectively. See "Note 15" to the financial statements for details.

         LOSS APPLICABLE TO COMMON SHARES. The loss applicable to common shares for 1999 totaled $25,699,000, including preferred dividend requirements of $4,041,000, compared to a loss applicable to common shares of $17,261,000, including preferred dividend requirements of $2,824,000, for the prior year. The increased loss applicable to common shares relates primarily to a 35% decrease in 1999 net revenues compared to 1998, increased costs associated with terminating our distribution agreement with PGD and consolidating our facilities at PED, increased reserves for slow-moving inventory, unrecoupable artist advances and unrecoupable distribution advances, and increased preferred dividend requirements.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997
(UNAUDITED)

         GROSS REVENUES. Gross revenues decreased $4,245,000 or 7% to $56,314,000 for 1998, compared to $60,559,000 in the prior year; however, net revenues increased $5,819,000 or 17% to $40,616,000 for 1998, compared to $34,797,000 in the prior year, primarily as a result of improved returns experience (see "Overview"). We significantly reduced our direct to consumer sales of which approximately $3,000,000 in gross revenues were recognized during the prior year. We also experienced decreases in gross revenues through PGD. Gross revenues through PGD were down $4,616,000 or 66% in the fourth quarter of 1998, and $4,088,000 or 19% in 1998, compared to the prior year. Universal purchased our former third party, major label distributor, PGD, during the summer of 1998. These decreases were in part offset by increases in gross sales from the distribution of third party product over the prior year, representing 19% of current year gross revenues compared to only 14% in the prior year. This increase is primarily due to distribution of third party labels we signed during 1998. Our notable releases shipped during 1998, included the urban compilation BOOTY MIX 3, pop artist Taylor Dayne's NAKED WITHOUT YOU, gospel Stellar Award winner Vickie Winans' LIVE IN DETROIT, country singer T. Graham Brown's WINE INTO WATER, and numerous releases from our classical catalog, which ranked #1 on BILLBOARD'S Budget Classical Chart.

         RETURNS. We record an estimate of future returns at the time product is sold (see "Overview"). Returns as a percentage of gross revenues were 22% for 1998, compared to 37% for the prior year. The decrease relates to unusually high returns activity for the prior period, as discussed in the "Overview."

         DISCOUNTS. Discounts as a percentage of gross revenues remained relatively unchanged at 6% for 1998, compared to 5% for the prior year.

         COST OF SALES. Cost of sales as a percentage of gross revenues increased to 52% for 1998, from 36% for the prior year. The increase is partially due to the increase in third party label sales, for which we receive a distribution fee which is less than gross margins derived from our own releases. We also incurred significant A&R costs associated with current and future releases by artists such as Dionne Warwick, Taylor Dayne, The Beach Boys, The Band and Kansas, which all or a portion of such costs were expensed as incurred. In addition, we wrote-down certain inventory titles to facilitate a planned warehouse move. Such write-down added $1,000,000 to cost of sales.

         GROSS PROFIT. Gross profit decreased $1,799,000 or 14% to $11,275,000 for 1998, compared to $13,074,000 for the prior year. As a percentage of gross revenues, gross profit decreased slightly to 20% for the current year compared to 22% for the prior year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,030,000 or 5% to $20,790,000 for 1998, compared to $19,760,000 in the prior year. Selling, general and administrative expenses as a percentage of gross revenues increased to 37% for the current year from 33% for the prior year. This increase relates to the expansion of our urban label and costs associated with the development of our Internet and proprietary distribution capabilities.

         MERGER, RESTRUCTURING AND ONE-TIME COSTS. During 1997, we incurred significant costs to merge and restructure our business through various acquisitions. Such merger and restructuring costs include severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. In addition, we terminated an agreement to purchase certain business assets of K-tel International, Inc. during September 1997. As a result, earnest monies we deposited in escrow of $1,750,000 were fully reserved and recorded as one-time costs in the statement of operations.

         OPERATING LOSS. As a result of the factors described above, we incurred an operating loss of $11,570,000 for 1998, compared to an operating loss of $13,847,000 for the prior year.

         INTEREST EXPENSE. Interest expense for 1998, totaled $2,660,000 compared to $4,324,000 for the prior year. The current year decrease is primarily a result of lower interest rates under our current banking facility compared to the banking facility outstanding during the prior year. See "Liquidity and Capital Resources" for details of our current debt structures.

         OTHER FINANCING COSTS. Other financing costs of $344,000 were incurred 1998, compared to $4,791,000 during the prior year. Other financing costs for 1998, include the write-off of $660,000 unamortized bank fees on a previous bank facility offset in part by the reversal of a $350,000 previously accrued extension fee on a separate, previous bank facility which would have been due in 1998, had our stock value not met a certain threshold; as the threshold was met, the fees were not payable and the accrual was reversed. The prior period amounts relate to the short-term financing of the acquired assets and assumed liabilities of Intersound, Inc. and the related extension fees incurred until we refinanced our then-outstanding debt structure. See "Liquidity and Capital Resources" for further discussion of our current debt structure.

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

         PREFERRED DIVIDEND REQUIREMENTS. During 1998, the preferred stock outstanding accrued dividends of $2,824,000. The preferred stock outstanding did not accrue any dividends in the prior year. See "Note 15" to the consolidated financial statements.

         LOSS APPLICABLE TO COMMON SHARES. The loss applicable to common shares for 1998, totaled $17,621,000, including preferred dividend requirements of $2,824,000, compared to a loss applicable to common shares of $23,533,000 for the prior year. The decreased loss applicable to common shares relates primarily to nonrecurring merger, restructuring and one-time costs related to the acquired assets and assumed liabilities of Intersound incurred in the prior year.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS AND SEASONALITY
         Our results of operations are subject to seasonal variations. In particular, our revenues and operating results are affected by end-of-the-year holiday sales. In accordance with industry practice, we record revenues for music products when the products are shipped to retailers. In anticipation of holiday sales, retailers purchase products from us prior to December. As a result, our revenues and operating results typically decline during December, January and February. In addition, timing of a new release may materially affect our business, financial condition and results of operations. For example, if releases planned for the peak holiday season are delayed, our business, financial results and operating results could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         Our bank credit facility with First Source was due in full on March 31, 2000. At April 13, 2000, we had borrowed $32,700,000 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.25% per annum effective February 11, 2000, and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment. This default also gives First Source the right to accelerate the repayment of our obligation. To date, First Source has not accelerated our repayment obligation.

         We are negotiating with another bank to borrow additional monies for a six month period but do not yet have an agreement. The proposed terms will require that First Source agree to extend the due date for up to $30,000,000 of our loan for an additional six month period, and First Source has not yet agreed to pay any such extension. In addition to or in lieu of the transaction with the other bank, we may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any necessary financing from the banking institution referenced above or any other bank, or from sources other than a bank will be available on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First Source.

         In the view of our independent public accountants, the current status of our liquidity and capital resources raises substantial doubt as to our ability to continue as a going concern. See "Item 8. Financial Statements and Supplementary Data, Report on Independent Auditors." In addition, our lack of liquidity has materially adversely affected and is expected to continue to materially adversely affect our results of operations. See also "Significant Matters."

         We have experienced operating and net losses each fiscal period since inception. We may continue to incur operating and net losses. There can be no assurance that we will ever achieve profitable operations or generate significant revenue with our current products and strategy. Our future operating results depend on many factors, including sufficient levels of liquidity and capitalization, demand for our products, the level of competition, our ability to acquire, develop and market new artists and products and the ability of our officers and key employees to manage our business and control costs.

         Historically, we have funded our operations and other activities from a variety of capital sources, including debt and equity financing, and more recently through other transactions. We have implemented certain measures within the last six months in order to improve cash flows. These measures included:

    -     the sale of certain assets,
    -     the consolidation of facilities,
    - the use of our common stock, rather than cash, for payment of services rendered to us by artists, producers and others, and
    - entering into licensing and other agreements that exploit the digital rights to our music catalog.

While these measures helped improve cash flows, our overall lack of liquidity from operations continued and has adversely impacted our business, results of operations and financial condition. During the fourth quarter of 1999, our liquidity issues forced us to cut back on temporary employees at PED, as well as eliminate some permanent staffing positions. The lack of liquidity delayed payments to certain manufacturers, resulting in product delays, which in turn caused us to be delinquent fulfilling customer shipping date requests on a substantial portion of our scheduled fall and holiday shipments. This resulted in excessive returns during the first quarter of 2000 of product shipped during 1999, requiring a substantial increase to our reserve for future returns at December 31, 1999. This increase in returns, coupled with the reduction in PED staffing, has slowed our returns processing time, resulting in delayed cash receipts on receivables for product not returned, as customers typically will not remit cash receipts until their returns have been processed. Increased returns can imply increased slow-moving inventory and brings advance recoupments into question; accordingly, we increased the reserves for both the inventory and artist advance balances at December 31, 1999.

         During 1999, we experienced negative cash flow from operations of $18,359,000. This resulted from continued operating losses, approximately $4,928,000 of new project funding and $224,000 of distribution advances for third party labels. Operating activities were primarily funded by net proceeds from the sale of our investment in musicmaker.com of $7,289,000 and our Double J publishing rights of $1,245,000, proceeds received from the sale of our Common Stock of $5,502,000, net proceeds received from the issuance of Series D Convertible Preferred Stock to related parties of $3,909,000, and related party borrowings of $1,382,000 (including interest).

         During 1998, we experienced negative cash flow from operations of $11,599,000. This resulted from continued operating losses, approximately $6,100,000 of new project funding and $3,000,000 of distribution advances for third party labels. Investing activities for the year totaled $2,592,000, primarily related to capital expenditures and classical catalog purchases. Operating and investing activities were funded from our line of credit with First Source and proceeds of $1,350,000 from a private placement of our Common Stock to certain related parties.

         During 1997, we experienced negative cash flow from operations of $12,162,000. This resulted from continued operating losses and approximately $4,000,000 of new project funding. Investing activities for the year totaled $26,360,000, related primarily to the acquisition of Intersound. Operating and investing activities were funded from various banking facilities, related party borrowings, a related party equity placement and the issuance of Series B and Series C Convertible Preferred Stock to related parties.

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

         During July 1998, we purchased exclusive North American and non-exclusive Central and South American rights to selected sound recordings by The Royal Philharmonic Orchestra for $2,875,000. As consideration we issued 53,055 shares of our Common Stock, valued at $400,000 or $7.54 per share, and committed to pay a total of $2,475,000 in cash in periodic installments through June 30, 2000, of which $1,091,000 has been paid through December 31, 1999.

         We had a net capital deficit at December 31, 1999, totaling $6,389,000 compared to stockholders' equity of $7,918,000 at December 31, 1998. The change is due to the issuance of Series D convertible preferred stock with warrants to purchase shares of our Common Stock to related parties providing net proceeds of $3,909,000, a private placement with a third party of our Common Stock providing proceeds of $3,000,000, issuances of our Common Stock to third parties for services performed totaling $843,000 in consideration, issuances of our Common Stock to a related party for services rendered totaling $527,000, Common Stock issued to employees under the stock incentive plan and stock purchase plan, totaling $255,000, offset by our net loss for 1999, of $21,658,000.

         The NASDAQ National Market requires, among other criteria, that we maintain tangible net worth of at least $4 million. As of December 31, 1999, we were not in compliance with this requirement.

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


SIGNIFICANT MATTERS
         On November 12, 1999, we signed an exclusive distribution agreement with BML, which features releases by popular, known artists in electronic music. Releases scheduled for 2000 include new and licensed music, including remixes, by artists such as Fatboy Slim, Atomic Babies, Frankie Bones and Simply Jeff. BML's releases will be distributed by PED in the United States and Canada for a customary distribution fee. The initial term of the agreement is until December 31, 2002, with an option to renew the agreement for an additional two years exercisable at our option. We agreed to pay BML an initial $985,000 as a prepayment of net sales, payable in cash or Common Stock, in monthly increments through April 2000. In addition, we agreed to pay BML up to $1,000,000 in shares of our Common Stock as additional prepayments of net sales only if certain sales goals are met. Prior to December 31, 1999, we paid BML $75,000 in cash and issued 64,286 shares of our Common Stock, for consideration of $225,000, or $3.50 per share, representing the first two installments of the initial advance due BML. In addition, we issued BML 261,192 shares of our Common Stock for consideration of $1,035,000, or $3.9626 per share, to cover prepayments of the initial advance and a portion of the additional advance, which are held in escrow. The escrow agent releases shares to BML as mutually directed by us and BML in accordance with the agreement. If the sales goals are not met, any unearned shares remaining in escrow related to the additional advance will be returned to us by the escrow agent.

         On December 30, 1999, we signed a license agreement with LiveOnTheNet.com, which hosts a variety of video and audio programming. Under the terms of the agreement, we agreed to license to LiveOnTheNet the right to reproduce, advertise, market, promote and distribute our catalog of master recordings for free promotional digital downloads through LiveOnTheNet.com. Our digital download site HeardOn.com will be linked to LiveOnTheNet.com as a sub-domain. The site will also feature streaming audio, video, graphics and photos of live performances, interviews, recording sessions, and other events, collectively termed "webcasting." Information concerning visitors to HeardOn.com and LiveOnTheNet.com who download master recordings will be jointly owned by the parties. The initial term and any renewal term of the agreement extends for the period of time it takes to achieve both 20,000,000 page views and 500,000 qualified visitors for the combined sites. The initial term or any renewal term may be terminated at our option at any time 3 years after the effective date of the agreement. The agreement may be renewed at the option of LiveOnTheNet for two additional terms, subject to certain limitations. In January 2000, we received $2,000,000 for the grant of rights during the initial term of which $200,000 will be held in escrow and is payable within 10 days of the end of the initial term of the agreement provided we fulfill our obligations under the agreement. Accordingly, such amount has been recorded as unearned revenues and will be recognized in operations as earned. An additional $2,000,000 shall be payable to us at the commencement of each renewal term, if any. Divine interVentures, inc. has a greater than 50% ownership interest in LiveOnTheNet. Three of our directors, Andrew Filipowski, Michael Cullinane and Paul Humenansky, are executive officers and shareholders of divine interVentures, inc., an Internet operating company engaged in business-to-business e-commerce through a community of partner companies.

         The Harry Fox Agency, Inc., a subsidiary of the National Music Publishers' Association, Inc., submitted to us a copy of an report prepared on behalf of the Agency by its accountants identifying royalty underpayments it asserts were found during the course of an audit of our sales for the period of July 1, 1993 through March 31, 1998 (other than sales through Intersound). The amount of the claim was $704,000. We have reviewed the report and have responded by letter of December 3, 1999, acknowledging that

$18,000 is owed but disputing the balance claimed. We also received correspondence dated August 11, 1999, from the Agency asserting that we had failed to execute certain license agreements issued by the Agency, and that as a result such licenses were withdrawn. However, we have determined that the license agreements at issue were either in fact returned to the Agency, issued in error by the Agency and returned for correction, issued for recordings not released by us, or have not been returned because we are awaiting information required to complete the licenses. A response to the Agency with this information was submitted on December 3, 1999. Further, under cover of a letter dated September 30, 1999, the Agency submitted to us a copy of a report prepared on behalf of the Agency by its accountants identifying royalty underpayments it asserts were found during the course of an audit of our sales through Intersound for the period of January 1, 1997 through March 31, 1998. The amount of the claim was $2,038,000. We are reviewing the report, and while we have not reached any conclusions concerning the validity of the claim, we believe the amount of the claim is substantially overstated. On January 13, 2000, we met with representatives of the Harry Fox Agency in an effort, among other things, to resolve the disputed claims, but those efforts were unsuccessful. We have therefore elected to obtain compulsory licenses, when appropriate, to reduce the extent of further claims by the Agency. We believe the audit claims of the Agency can be resolved without an additional material adverse impact on our financial position and results of operations.

         We have not paid publishing royalties for periods after the first quarter of 1999, nor have we paid artist royalties for 1999, due to problems we have experienced with our publisher royalty system and our overall lack of liquidity. As a consequence, various publishing companies and other licensors, including The Harry Fox Agency, have notified us that licenses that have been granted to us will be terminated unless payment is made. We have been able to negotiate extensions with our principal licensors. Further, the problems with our publisher royalty system have been fixed. However, when we did not timely pay The Harry Fox Agency for royalties due for the first quarter of 1999, the Agency stated that it had revoked and terminated the licenses for which payment had not been made. We believe the percentage of our mechanical licenses that are issued by the Agency is in excess of 50%. The Agency further notified us that it was its position that the revocation and termination continued even after the royalties for the first quarter of 1999 were later paid. Our negotiations with the Agency continue. See "Liquidity and Capital Resources" below. Failure to cure our defaults with the Agency would have a material adverse effect on our business, results of operations and financial condition.

         Our Chief Financial Officer and Chief Operating Officer, Douglas C. Laux, resigned from the Company effective March 24, 2000. Mr. Laux will remain a director of the Company. Mr. Laux will act as a consultant to the Company until March 2001.

         In addition, see "Item 3. Legal Proceedings" for further discussion of significant matters.

INFLATION

         The impact of inflation on our operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that our business will not be affected by inflation in the future.

YEAR 2000 RISKS

         We did not experience any systems failures or material compliance problems related to our computer programs due to the change in the century. We have not been affected by systems failures or other compliance problems related to the turn of the century with respect to our vendors, distributors or key business partners. There can be no assurance, however, that unexpected difficulties related to Year 2000 compliance will not still occur. Any Year 2000 compliance problems of our business operations, our current and any future vendors, distributors or other key business partners could have a material adverse effect on our business, results of operations and financial condition. Through December 31, 1999, we spent an estimated $1,180,000 on Year 2000 compliance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt.

         On December 31, 1999, we had $32,725,000 of debt outstanding under a $33,025,000 revolving bank line of credit. During 1999, the line of credit bore interest at the bank's base rate plus 1.5% per annum (10% at December 31, 1999). The line of credit expired March 31, 2000. On April 14, 2000, we had $32,700,000 outstanding under this revolving bank line of credit, and the interest rate increased to 12.25% effective February 11, 2000.

         We do not hold and have not issued derivative financial instruments for speculation or trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                         Report of Independent Auditors


Board of Directors and Stockholders
Platinum Entertainment, Inc.

We have audited the consolidated balance sheets of Platinum Entertainment, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1999, the seven months ended December 31, 1997, and the year ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Entertainment, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, the seven months ended December 31, 1997, and the year ended May 31, 1997, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring net losses and negative operating cash flows since its inception. Also, the Company's bank credit facility, with $32,750,000 in outstanding borrowings, became due on March 31, 2000. The Company currently lacks sufficient capital resources to repay this amount. The failure of the Company to repay this amount on March 31, 2000, constituted an event of default and allows the bank the right to pursue the remedies available to it, including foreclosure on all assets that secure its obligations which constitute substantially all assets of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Note 1 also discusses management's plans to address this issue. The financial statements do not include any adjustments to reflect the classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ ERNST & YOUNG LLP

Chicago, Illinois
April 3, 2000, except for Note 1 and Note 10, as to which the date is April 13, 2000

                          Platinum Entertainment, Inc.

                           Consolidated Balance Sheets
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             DECEMBER 31
                                                                          1999        1998
                                                                        --------------------
ASSETS
Current assets:

   Cash                                                                  $    12     $    12
   Accounts receivable, net                                                3,768       3,749
   Inventories, net                                                        5,068       7,036
   Artist advances, net                                                    1,017       1,899
   Distribution advances, net                                                241       2,407
   Other receivable                                                            -       2,500
   Other                                                                   3,305       1,477
                                                                         --------------------
Total current assets                                                      13,411      19,080

Recorded music costs, net                                                  1,009       1,251
Property and equipment, net                                                2,465       2,461
Investment securities                                                          -         750
Equity investment in joint venture                                         2,403       2,205
Music catalog, net                                                        20,384      21,314
Music publishing rights, net                                               2,063       3,026
Goodwill, net                                                              5,366       5,610
Deferred financing costs, net                                                 41         253
Other                                                                        112       1,028
                                                                         --------------------
Total assets                                                             $47,254     $56,978
                                                                         ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Revolving line of credit                                              $32,725     $33,965
   Due to related parties                                                  1,382           -
   Accounts payable                                                        5,401       6,452
   Accrued liabilities                                                     5,297       2,647
   Royalties payable                                                       6,838       5,996
   Unearned revenue                                                        2,000           -
                                                                         --------------------
Total current liabilities                                                 53,643      49,060
Stockholders' equity (deficit):
   Preferred stock:
     Preferred Stock ($.001 par value); 10,000,000 shares authorized:
       Series B Convertible Preferred Stock, 20,000 shares issued
         and outstanding                                                       -           -
       Series C Convertible Preferred Stock, 2,500 shares issued
         and outstanding                                                       -           -
       Series D Convertible Preferred Stock, 3,938 shares issued
         and outstanding                                                       -           -
   Common stock:
     Common Stock ($.001 par value); 40,000,000 shares authorized,
       7,692,002 and 6,626,099 shares issued and 7,487,921 and
       6,626,099 shares outstanding, respectively                              7           7
     Additional paid-in capital                                           82,770      71,378
     Accumulated deficit                                                 (89,166)    (63,467)
                                                                         ---------------------
     Stockholders' equity (deficit)                                       (6,389)      7,918
                                                                         =====================
Total liabilities and stockholders' equity (deficit)                     $47,254     $56,978
                                                                         =====================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          Platinum Entertainment, Inc.

                      Consolidated Statements of Operations
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 SEVEN MONTHS ENDED      YEAR ENDED
                                                              YEAR ENDED DECEMBER 31                 DECEMBER 31           MAY 31
                                                         1999          1998          1997         1997         1996         1997
                                                      -----------------------------------------------------------------------------
                                                                                 (UNAUDITED)               (UNAUDITED)
Gross product sales                                     $47,777       $54,281       $58,980      $34,485      $12,393      $37,502
Less:  Returns                                          (20,553)      (12,462)      (22,446)     (14,726)      (2,284)     (10,876)
Less:  Discounts                                         (2,073)       (3,236)       (3,316)      (2,288)        (821)      (2,463)
                                                      -----------------------------------------------------------------------------
Net product sales                                        25,151        38,583        33,218       17,471        9,288       24,163
Licensing, publishing and other revenues                  1,114         2,033         1,579          809          485        1,255
                                                      -----------------------------------------------------------------------------
Net sales                                                26,265        40,616        34,797       18,280        9,773       25,418
Cost of sales and services                               23,692        29,341        21,723       13,409        6,267       13,711
                                                      -----------------------------------------------------------------------------
Gross profit                                              2,573        11,275        13,074        4,871        3,506       11,707

Other operating expenses:
   Selling, general and administrative                   25,257        20,790        19,760       12,316        5,695       13,141
   Merger, restructuring and one-time costs                   -             -         5,326        3,100            6        2,231
   Depreciation and amortization                          2,554         2,055         1,835        1,062          199          973
                                                      -----------------------------------------------------------------------------
                                                         27,811        22,845        26,921       16,478        5,900       16,345
                                                      -----------------------------------------------------------------------------
Operating loss                                          (25,238)      (11,570)      (13,847)     (11,607)      (2,394)      (4,638)
Interest income                                               -            40            67           49          136          154
Interest expense                                         (3,189)       (2,660)       (4,324)      (2,944)          (7)      (1,385)
Other financing costs                                      (342)         (344)       (4,791)      (1,258)           -       (3,533)
Other gains                                               6,913             -             -            -            -            -
Equity gain (loss)                                          198          (263)         (638)        (686)           -           48
                                                      -----------------------------------------------------------------------------
Net loss                                                (21,658)      (14,797)      (23,533)     (16,446)      (2,265)      (9,354)
Less:  Preferred dividend requirements                   (4,041)       (2,824)            -            -            -            -
                                                      -----------------------------------------------------------------------------
Loss applicable to common shares                      $ (25,699)     $(17,621)     $(23,533)    $(16,446)    $ (2,265)    $ (9,354)
                                                      =============================================================================
Basic and diluted loss per common share               $   (3.62)    $   (3.07)    $   (4.52)   $   (3.14)   $    (.44)    $  (1.82)

Weighted-average number of common shares
  outstanding                                         7,107,350     5,732,661     5,206,964    5,232,030    5,112,066    5,136,830

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          Platinum Entertainment, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        PREFERRED STOCK         COMMON STOCK  ADDITIONAL               STOCKHOLDERS'
                                                 ----------------------------  --------------  PAID-IN    ACCUMULATED     EQUITY
                                                 SERIES B  SERIES C  SERIES D  SHARES  AMOUNT  CAPITAL      DEFICIT      (DEFICIT)
                                                 --------  --------  --------  ------  ------
Balance at May 31, 1996                          $      -  $      -  $      -   5,063   $   5   $35,254    $(20,044)    $15,215
Issuance of Common Stock:
  Acquisition                                           -         -         -      88       -       777           -         777
Issuance of stock warrants for financing costs          -         -         -       -       -     1,240           -       1,240
Comprehensive loss:
  Net loss for the year ended May 31, 1997              -         -         -       -       -         -      (9,354)     (9,354)
Other                                                   -         -         -      20       -       (10)         (2)        (12)
                                                 --------  --------  --------  -------  ------  --------   ---------    --------
Balance at May 31, 1997                                 -         -         -   5,171       5    37,261     (29,400)      7,866
Issuance of Common Stock:
  Private placement with related party
    ($4.88 per share)                                   -         -         -     104       -       500           -         500
Preferred Stock with warrants to related
  parties, net                                          -         -         -       -       -    20,455           -      20,455
Comprehensive loss:
  Net loss for the seven months ended
    December 31, 1997                                   -         -         -       -       -         -     (16,446)    (16,446)
                                                 --------  --------  --------  -------  ------  --------   ---------    --------
Balance at December 31, 1997                            -         -         -   5,275       5    58,216     (45,846)     12,375
Issuance of Common Stock:
  Private placement ($6.00 per share)                   -         -         -     417       1     2,499           -       2,500
  Private placement with related parties
    ($6.75 per share)                                   -         -         -     200       -     1,350           -       1,350
  Acquisitions                                          -         -         -     165       -     1,150           -       1,150
  Professional services performed by related
    parties                                             -         -         -      53       -       382           -         382
  Employee stock plans                                  -         -         -       5       -        27           -          27
  Professional services                                 -         -         -       1       -         7           -           7
Conversions into Common Stock:
  Convertible subordinated debentures                   -         -         -     510       1     4,999           -       5,000
Dividends:
  Preferred dividend requirements                       -         -         -       -       -     2,824      (2,824)          -
Comprehensive loss:
  Net loss for the year ended December 31, 1998         -         -         -       -       -         -     (14,797)    (14,797)
Other                                                   -         -         -       -       -       (76)          -         (76)
                                                 --------  --------  --------  -------  ------  --------   ---------    --------
Balance at December 31, 1998                            -         -         -   6,626       7    71,378     (63,467)      7,918


                          Platinum Entertainment, Inc.
      Consolidated Statements of Stockholders' Equity (Deficit) (continued)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        PREFERRED STOCK         COMMON STOCK  ADDITIONAL               STOCKHOLDERS'
                                                 ----------------------------  --------------  PAID-IN    ACCUMULATED     EQUITY
                                                 SERIES B  SERIES C  SERIES D  SHARES  AMOUNT  CAPITAL      DEFICIT      (DEFICIT)
                                                 --------  --------  --------  ------  ------
Issuances of Common Stock:
  Professional services                          $      -  $      -  $      -     195  $    -   $   843   $      -     $    843
  Private placement ($7.09 per share)                   -         -         -     423       -     3,000          -        3,000
  Warrant exercises                                     -         -         -     259       -         2          -            2
  Professional services by related parties              -         -         -      75       -       527          -          527
  Employee stock plans                                  -         -         -      44       -       255          -          255
  Litigation settlement                                 -         -         -      20       -       129          -          129
Preferred Stock with warrants to related
  parties, net                                          -         -         -       -       -     3,909          -        3,909
Redemption of  Common Stock:
   Litigation settlement                                -         -         -    (204)      -    (1,314)         -       (1,314)
Dividends:
  Preferred dividend requirements                       -         -         -       -       -     4,041     (4,041)           -
Comprehensive loss:
  Net loss for the year ended December 31, 1999         -         -         -       -       -         -    (21,658)     (21,658)
Other                                                   -         -         -      50       -         -          -            -
                                                 --------  --------  --------  ------  -------  -------  ----------    ---------
Balance at December 31, 1999                     $      -  $      -  $      -   7,488   $   7   $82,770   $(89,166)    $ (6,389)
                                                 ========  ========  ========  ======  =======  =======  ==========    =========

See accompanying notes to financial statements.

                          Platinum Entertainment, Inc.
                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                                          SEVEN MONTHS ENDED  YEAR ENDED
                                                           YEAR ENDED DECEMBER 31             DECEMBER 31       MAY 31
                                                        1999        1998        1997        1997      1996       1997
                                                      ------------------------------------------------------------------
                                                                             (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                              $(21,658)   $(14,797)   $(23,533)   $(16,446)  $(2,265)  $ (9,354)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Provision for future returns                        20,553      12,462      22,446      14,726     2,284     10,876
    Provision for doubtful accounts                        758           -         927         688         -        300
    Provision for slow-moving inventory                  4,377       1,438         500         240         -          -
    Provision for unrecoupable artist balances           4,795       3,929       3,599       3,136       308      1,714
    Provision for unrecoupable distribution balances     1,990           -           -            -        -          -
    Provision for unrecoupable distribution balances
      from related parties                                 625           -           -            -        -          -
    Depreciation                                           843         500         399         222       146        337
    Amortization                                         1,711       1,555       1,436         840        53        636
    Common Stock issued for professional services          128           -           -           -         -          -
    Net litigation settlement in Common Stock           (1,185)          -           -           -         -          -
    Amortization of loan discount                            -           -       1,240           -         -      1,240
    Amortization of deferred financing costs               212         344           9           9         -          -
    Gain from sale of assets                            (6,913)          -           -           -         -          -
    Equity (gain) loss from joint venture                 (198)        263         638         686         -        (48)
    Write-off of one-time costs                              -           -       2,525       2,525         -          -
    Changes in operating assets and liabilities:
      Accounts receivable                              (21,330)    (12,964)    (19,218)     (8,742)   (3,378)   (13,150)
      Inventories                                       (2,409)       (570)     (1,978)     (1,598)     (680)    (2,308)
      Notes receivable                                       -           -         123           -     1,025      1,148
      Artist advances                                   (4,769)     (5,514)     (3,926)     (1,955)   (2,301)    (1,824)
      Distribution advances                               (224)     (2,407)          -           -         -          -
      Recorded music costs                                (159)       (556)       (416)       (208)        -       (208)
      Accounts payable                                    (524)      2,196         (18)        218        (5)      (431)
      Accrued liabilities                                2,492      (2,040)      1,456         902    (1,145)      (591)
      Royalties payable                                  1,994       4,996       1,038        (571)    2,107      1,099
      Other                                                532        (434)        591        (527)     (895)      (114)
                                                      ------------------------------------------------------------------
Net cash used in operating activities                  (18,359)    (11,599)    (12,162)     (5,855)   (4,746)   (10,678)

                          Platinum Entertainment, Inc.

                                 (IN THOUSANDS)

                                                                                          SEVEN MONTHS ENDED  YEAR ENDED
                                                           YEAR ENDED DECEMBER 31             DECEMBER 31       MAY 31
                                                        1999        1998        1997        1997      1996       1997
                                                      ------------------------------------------------------------------
                                                                             (UNAUDITED)           (UNAUDITED)
INVESTING ACTIVITIES
Net proceeds from sale of investment securities       $ 7,289    $     -     $      -     $     -    $     -   $      -
Net proceeds from sale of music publishing rights       1,245          -            -           -          -          -
Acquisitions                                             (466)      (775)     (23,983)          -       (100)   (24,026)
Purchases of property and equipment                      (847)    (1,486)        (252)       (116)      (171)      (307)
Prepaid acquisition costs                                   -          -            -           -       (124)         -
Investment in joint venture                                 -          -            -           -     (3,063)    (3,063)
Net proceeds from (payments to) joint venture           1,330       (331)        (375)       (480)         -        105
Cash in escrow                                              -          -       (1,750)          -          -     (1,750)
                                                      ------------------------------------------------------------------
Net cash provided by (used in) investing activities     8,551     (2,592)     (26,360)       (596)    (3,458)   (29,041)

FINANCING ACTIVITIES
Related party borrowings                                1,382          -        2,650       2,650          -          -
Related party payments                                      -          -       (2,650)     (2,650)         -          -
Proceeds from (payment of) revolving lines of credit   (1,240)    33,165       (1,800)     (8,906)         -      7,106
Net proceeds from bank term loans                           -          -       45,000      20,000          -     25,000
Payment of bank term loans                                  -    (20,000)     (25,000)    (25,000)         -          -
Employee stock plans                                      255         27            -           -          -          -
Proceeds from sale of Common Stock                      5,502
Proceeds from sale of Common Stock to related parties       -      1,350          500         500          -          -
Net proceeds from sale of preferred stock with
   warrants to related parties                          3,909        (76)      20,455      20,455          -          -
Deferred financing costs                                    -       (274)        (640)       (640)         -       (556)
                                                      ------------------------------------------------------------------
Net cash provided by financing activities               9,808     14,192       38,515       6,409          -     31,550
                                                      ------------------------------------------------------------------
Net increase (decrease) in cash                             -          1           (7)        (42)    (8,204)    (8,169)
Cash, beginning of period                                  12         11           18          53      8,222      8,222
                                                      ------------------------------------------------------------------
Cash, end of period                                   $    12    $    12      $    11     $    11    $    18   $     53
                                                      ==================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          Platinum Entertainment, Inc.

                   Notes to Consolidated Financial Statements
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         We have experienced operating and net losses each fiscal period since inception. We may continue to incur operating and net losses. There can be no assurance that we will ever achieve profitable operations or generate significant revenue with our current products and strategy. Our future operating results depend on many factors, including sufficient levels of liquidity and capitalization, demand for our products, the level of competition, our ability to acquire, develop and market new artists and products and the ability of our officers and key employees to manage our business and control costs.

         Our bank credit facility with First Source Financial, Inc. was due in full on March 31, 2000. At April 13, 2000, we had borrowed $32,700 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.25% per annum effective February 11, 2000, and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment. This default also gives First Source the right to accelerate the repayment of our obligation. To date, First Source has not accelerated our repayment obligation.

         We are negotiating with another bank to borrow additional monies for a six month period but do not yet have an agreement. The proposed terms will require that First Source agree to extend the due date for up to $30,000 of our loan for an additional six month period, and First Source has not yet agreed to any such extension. In addition to or in lieu of the transaction with the other bank, we may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any necessary financing from the banking institution referenced above or any other bank, or from sources other than a bank will be available on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First Source.

         Our business operates in one segment, the production, distribution, marketing and sale of music. Our strategy is to fully utilize our distribution capabilities through predictable releases, hit releases from our urban division, catalog compilations and distribution contracts with third parties. Expansion and exploitation of our expansive music catalog and publishing rights is also an integral part of our business and growth strategy. We currently own or control a music catalog with more than 13,000 master recordings. Our music products include new releases, typically by artists established in a particular genre, compilations featuring various artists and repackagings of previously recorded music from our master music catalog and licenses from third party record companies. We release music in a variety of genres including classical, urban, adult contemporary, blues, gospel and country through our Intersound Classical, Platinum, House of Blues, CGI Platinum and Platinum Nashville labels.

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

RECORDED MUSIC COSTS

         Advances to established artists and producers and direct costs associated with the creation of record masters are capitalized and charged to cost of sales as the related albums earn revenues or when the amounts are determined to be unrecoverable. Advances to artists whose past performance and current popularity do not provide a sound basis for estimating that such advances will be recoverable from future album revenue are charged to cost of sales as incurred.

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

GOODWILL

         Goodwill, which represents the excess cost of purchase price over the fair value of identifiable net assets acquired and assumed liabilities from Intersound, Inc., is amortized over the expected period to be benefited of 25 years (see "Note 3").

INCOME TAXES

         Deferred income taxes are calculated based on the differences between the bases of assets and liabilities for financial statement and income tax return purposes, at the enacted tax rates at which the resulting taxes are expected to be paid (see "Note 11").

REVENUE RECOGNITION

         Product sales, discounts and estimates for future returns are recognized upon shipment. Licensing revenues are recognized on a cash basis unless the cash received is for a future earning period, in which case the revenues are deferred until earned. Publishing revenues are recognized on a cash basis.

ADVERTISING

         Promotional costs are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs are fully expensed when incurred.

The following amounts are included in selling, general and administrative expenses:


                                             YEAR ENDED                    SEVEN MONTHS        YEAR ENDED
                                             DECEMBER 31                 ENDED DECEMBER 31       MAY 31
                                    1999        1998         1997        1997        1996         1997
                                ---------------------------------------------------------------------------
                                                         (UNAUDITED)              (UNAUDITED)
Advertising and promotion          $5,789      $6,107       $6,155      $2,776      $1,031       $3,270


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

BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted-average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. The total of such securities at December 31, 1999, was 17,541,000. Such effect was not dilutive in any of the periods presented herein.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method as described in Accounting Principles Board Option No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations, under which no compensation costs related to stock options have been recognized since the exercise price of each option at the date of grant was equal to the fair market value of the underlying common stock.

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

         In April 1998, the AICPA issued SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written-off when SOP No. 98-5 is adopted. We implemented SOP No. 98-5 on January 1, 1999. The adoption of SOP No. 98-5 did not have a material impact on our financial position or results of operations.

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

         In December 1999, the Securities and Exchange Commission staff issued SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The SAB provides four broad concepts that the SEC considers when assessing whether revenue should be presented on a "gross" or "net" basis (i.e., "gross" when acting as a principal or "net" when acting as an agent). This issue is of particular concern to companies that distribute third party product for a fee. We currently reflect sales activity of third-party product in gross product sales, recording an amount in cost of sales to derive our distribution fee reflected in gross margins. Such third party amounts comprised 17%, 19% and 14% of our gross revenues for the years ended December 31, 1999, 1998 and 1997, respectively. We have not yet determined what effect the SAB will have in the presentation of revenues in our financial statements.

RECLASSIFICATIONS

         Certain prior period amounts in the financial statements and related notes have been reclassified to conform with the current year presentation.

3.  ACQUISITIONS

         During January 1997, we purchased substantially all of the assets of Intersound for consideration of $24,000 in cash, $5,000 in convertible subordinated debentures and the assumption of certain liabilities. Intersound's primary business was the production, distribution, marketing and sale of music for classical, urban, gospel and country genres. The acquisition was accounted for by the purchase method of accounting and the purchase price of approximately $41,000, including assumed liabilities, exceeds the fair value of the assets acquired by $6,098, which represents goodwill. The purchase value was allocated to the acquired assets based upon their estimated respective fair market values. The amounts allocated to music catalog, music publishing rights and goodwill are being amortized over 25 years using the straight-line method.

         We determined the purchase price allocation for the assets acquired and liabilities assumed from Intersound, as disclosed in the balance sheet at May 31, 1997, based on available information at that time. However, during the seven months ended December 31, 1997, we ascertained that the purchase value allocated to certain purchased assets exceeded their fair market values by approximately $1,150. In addition, we identified $4,051 of returned product which we believe relates to product that had been sold prior to our purchase of Intersound. Had these matters been identified by us at the time of purchase or shortly thereafter, such valuations would have been recorded through purchase accounting, resulting in no subsequent impact to the income statement. As these matters were not identified at the time of purchase or shortly thereafter, we were required to reflect these amounts in our results of operations for the seven months ended December 31, 1997, resulting in a nonrecurring charge to operations of $3,500. The returned product of $4,051 was reflected in net revenues with corresponding offsets of $1,701 to cost of sales; the asset write-down of $1,150 was also included in cost of sales. These matters were subject of an action entitled JSCHO, INC. F/K/A INTERSOUND, INC. V. PLATINUM ENTERTAINMENT, INC., which was settled on March 31, 1999 (see "Note 19").

4.   SALE OF DOUBLE J

         On August 26, 1999, effective as of June 30, 1999, we sold certain country music publishing rights, collectively referred to as Double J Music, to HoriPro Entertainment Group, Inc. for an aggregate $1,449. The book value of Double J Music was $1,020 at closing, and after deducting costs associated with the transaction, the sale resulted in a gain of $374. Pursuant to our bank credit agreement, 50% of the net proceeds received from this sale permanently reduced our revolving credit agreement with the bank (see "Note 10").

5.  MERGER, RESTRUCTURING AND ONE-TIME COSTS

         As a result of the acquisition discussed in "Note 3," we incurred significant costs to merge and restructure our business with Intersound. Such merger and restructuring costs included severance costs, relocation costs, lease commitment write-offs, warehouse closing costs and other related costs. Such costs were $251 and $1,700 during the seven months ended December 31, 1997, and the year ended May 31, 1997, respectively, relating primarily to severance costs and a distribution termination fee. The restructuring was substantially completed at December 31, 1997. Such restructuring resulted in shifts in the selling and promotion efforts of our country label and in-house sales department and a shift in third party fulfillment of Platinum Christian Distribution. In addition, one-time costs for the year ended May 31, 1997, include write-offs of artist advances of approximately $600 in areas for which we have chosen to redirect our resources. These costs were classified as merger, restructuring and one-time costs and were included in our operating losses. See "Note 6" for further discussion of one-time costs.

6.  TERMINATION OF THE K-TEL AGREEMENT

         During June 1998, we executed a settlement agreement with K-tel International, Inc., whereby we mutually agreed to settle our claims to $1,750 we had deposited in escrow pursuant to a purchase and sale agreement signed by us and K-tel International, Inc. during March 1997, and terminated by us during September 1997. Pursuant to this settlement agreement, each party received 50% of the escrowed amount. We fully reserved the $1,750 in escrow prior to December 1997, and expensed approximately $1,100 of legal, accounting and other incremental costs related to this transaction. Accordingly, our selling, general and administrative expenses for 1998, are net of $875 received from this settlement.

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

         The House of Blues Music Company develops and produces recordings and related film and video properties featuring primarily blues and gospel music. The House of Blues Music Company, exclusively through us, manufactures, distributes, performs, exhibits and sells sound recordings and related audiovisual works under the House of Blues label. We distribute the House of Blues Music Company's products through our normal distribution channels for a fee from the House of Blues Music Company.

         Gross revenues, gross profit and equity gain (loss) we recorded from House of Blues Music Company are as follows:


                                             YEAR ENDED                 SEVEN MONTHS ENDED    YEAR ENDED
                                             DECEMBER 31                   DECEMBER 31          MAY 31
                                    1999        1998         1997        1997        1996        1997
                                ---------------------------------------------------------------------------
                                                         (UNAUDITED)             (UNAUDITED)
Gross revenues                     $5,326      $4,890       $5,878      $3,038       $563       $3,404
Gross profit                          719         936          437          82         13          368
Equity gain (loss)                    198        (263)        (638)       (686)         -           48


8.   INVESTMENT IN MUSICMAKER.COM

         During September 1998, we exchanged 111,457 shares of our Common Stock for 1,320,000 common shares (798,856 after the affect of splits and reverse-splits) of musicmaker.com, Inc. (musicmaker.com). Our investment was valued at $750, which represents the fair value of the common stock relinquished by us. In addition, we granted musicmaker.com the exclusive right to our music catalog for Internet downloads and "burn and mail" compilations for five years, provided that the rights may be converted to non-exclusive at our election at any time after two years. We sold all of our 798,856 shares of musicmaker.com common stock on October 6, 1999, for net proceeds of $7,289, or $9.125 per share. The sale resulted in a realized gain of $6,539.

9.       TERMINATION OF DISTRIBUTION AGREEMENT

         We had an exclusive domestic distribution agreement with PolyGram Group Distribution, Inc. through December 31, 2002. The agreement appointed PGD exclusive distributor of certain of our products through certain retail channels. The distribution services rendered by PGD included billing and collecting from customers, bearing bad debts, distributing promotional items, advertising, inventory control and processing returns. Distribution fees paid by us for such services provided by PGD included 15% to 18% of net sales generated by PGD. PGD had a security interest in our inventories awaiting distribution in PGD's possession. We terminated this agreement during July 1999 (see "Note 19").

         Inventories held by PGD are $193 and $617 at December 31, 1999 and 1998, respectively. Net amounts owed PGD due to product returns in excess of product sales at December 31, 1999, are $1,703. Such amounts were a net receivable at December 31, 1998, and totaled $1,263.

Distribution of our product through PGD is as follows:


                                             YEAR ENDED                 SEVEN MONTHS ENDED     YEAR ENDED
                                             DECEMBER 31                    DECEMBER 31          MAY 31
                                    1999        1998         1997        1997        1996         1997
                                ---------------------------------------------------------------------------
                                                         (UNAUDITED)              (UNAUDITED)
Gross product sales                $3,314     $17,882      $21,010     $13,580     $9,322       $17,605


10.  DEBT

         Our bank credit facility with First Source was due in full on March 31, 2000. At April 13, 2000, we had borrowed $32,700 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.25% per annum effective February 11, 2000, and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment. This default also gives First Source the right to accelerate the repayment of our obligation. To date, First Source has not accelerated our repayment obligation.

         We are negotiating with another banking institution to borrow additional monies for a six month period but do not yet have an agreement.

The proposed terms will require that First Source agree to extend the due date for up to $30,000 of our loan for an additional six month period, and First Source has not yet agreed to any such extension. In addition to our in lieu of the transaction with the other bank, we may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any necessary financing from the banking institution referenced above or any other bank, or from sources other than a bank will be available on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First Source.

         During July 1998, we entered the credit agreement with First Source for a $35,000 revolving line of credit. Our First Source facility had an original five year term and bore interest at the bank's base rate plus 1.5% per annum (10% at December 31, 1999). Borrowings under our First Source facility are limited to the Borrowing Base, as defined, which is based upon eligible accounts receivable, inventory and music catalog. Our First Source facility contains certain financial covenants, requires a lockbox arrangement and is secured by substantially all of our assets.

         The First Source agreement was amended during April 1999, to provide for revised financial covenants through December 31, 1999. The First Source agreement was amended again during August 1999, to allow the sale of our Double J Music publishing rights (see "Note 4"). Pursuant to this amendment, the revolving line of credit was permanently reduced by 50% of the net proceeds from the sale of Double J Music, or approximately $575. The First Source agreement was also amended during October 1999, to release First Source's security interest in our investment in musicmaker.com, allowing us to sell our shares of musicmaker.com (see "Note 8"). Pursuant to this amendment, $1,400 of the musicmaker.com proceeds were used to permanently reduce our revolving commitment with First Source. This amendment also adjusted the termination date of the agreement from July 31, 2003, to March 31, 2000, and certain financial covenants in violation at September 30, 1999, were waived and adjusted for the future. In addition, selected titles from our master catalog were approved for potential sale by us to willing third parties; if such sales occur, 50% (subsequently adjusted to 100%) of all proceeds received by us will be used to permanently reduce our revolving commitment.

         On December 12, 1997, we entered a credit agreement with Bank of Montreal, under which Harris Trust and Savings Bank was appointed the exclusive lender effective March 31, 1998. Our Harris facility included a $20,000 three year term loan bearing interest at the bank's base rate plus 1% per annum, plus a three year $10,000 available revolving line of credit facility bearing interest at the bank's base rate plus 0.5% per annum. Our Harris facility was replaced during July 1998, with our First Source facility described above.

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

Interest expense, cash paid for interest and other financing costs are as follows:


                                             YEAR ENDED                 SEVEN MONTHS ENDED    YEAR ENDED
                                             DECEMBER 31                   DECEMBER 31          MAY 31
                                    1999        1998         1997        1997        1996        1997
                                ---------------------------------------------------------------------------
                                                         (UNAUDITED)             (UNAUDITED)
Interest expense                   $3,189      $2,661       $4,324      $2,944         $7       $1,385
Cash paid for interest              3,097       2,653        4,191       3,233          7          985
Other financing costs                 342         344        4,791       1,258          -        3,533


         Other financing costs for 1999 reflect a change in the amortization on deferred financing costs due to the acceleration of our loan due date from July 2003 to March 2000. Other financing costs for 1998, include the write-off of $660 of unamortized bank fees on our Harris facility offset in part by the reversal of a $350 previously accrued extension fee on our Bank of Montreal facility which would have been due in 1998, had our stock value not met a certain threshold; as the threshold was met, the fees were not payable and the accrual was reversed. Other financing costs for the twelve and seven months ended December 31, 1997, include extension fees for our Bank of Montreal facility. Other financing costs for the year ended May 31, 1997, includes amortization of $1,240 for the loan discount related to the warrants issued to Bank of Montreal and $2,293 for the closing transaction and a subsequent extension of our Bank of Montreal facility.

11.  INCOME TAXES

Significant components of deferred income taxes consist of the following:


                                                                                   DECEMBER 31
                                                                             1999              1998
                                                                       ------------------------------------
Net operating loss carryforwards                                              $24,583          $21,986
Reserve for unrecoupable artist advances                                        6,840            5,163
Reserve for future returns                                                      3,827            1,739
Other                                                                          (6,297)          (5,258)
                                                                       ------------------------------------
                                                                               28,953           23,630
Less:  Valuation allowance                                                     28,953           23,630
                                                                       ------------------------------------
Net deferred income tax asset                                             $         -      $         -
                                                                       ====================================


         The valuation allowance increased $5,323, $6,691, $6,228 and $3,398 during the years ended December 31, 1999 and 1998, the seven months ended December 31, 1997, and the year ended May 31, 1997, respectively, due principally to net operating loss carryforwards and differences between the book and tax accounting treatment of the reserve for unrecoupable artist advances. We have not paid any income taxes for the periods indicated.

         Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $64,693, expiring in years 2007 through 2014, is subject to annual limitations due to a change in ownership as a result of the initial public offering. Accordingly, approximately $3,985 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200.

12.  COMMITMENTS

         During July 1998, we purchased exclusive North American and non-exclusive Central and South American rights to selected sound recordings by The Royal Philharmonic Orchestra for $2,875. As consideration we issued 53,055 shares of our Common Stock, valued at $400 or $7.54 per share, and committed to pay a total of $2,475 in cash in periodic installments through June 30, 2000, of which $1,091 has been paid through December 31, 1999.

         Future minimum rental payments due under noncancelable operating leases having an initial term of more than one year as of December 31, 1999, are $669, $623, $631, $456 and $391 for the years ended December 31, 2000, 2001, 2002,
2003 and 2004, respectively.

Rent expense is as follows:


                                             Year ended                 Seven months ended    Year ended
                                             December 31                   December 31          May 31
                                    1999        1998         1997        1997        1996        1997
                                ---------------------------------------------------------------------------
                                                         (UNAUDITED)             (UNAUDITED)
Rent expense                      $1,045        $859         $720        $435        $239        $547


13.  CONCENTRATION OF CREDIT RISKS

         We sell our music products primarily to retailers and wholesalers in the United States. There is no one customer that comprises more than 10% of our sales; although a significant amount of our sales in prior periods were generated through PGD (see "Note 9").

14. CONVERTIBLE SUBORDINATED DEBENTURES

         During June 1998, JSCHO, Inc., f/k/a Intersound, Inc., exercised certain convertible subordinated debentures issued by us to JSCHO, Inc. in connection with our acquisition of Intersound. An aggregate of $5,000 in convertible subordinated debentures were converted to 510,203 shares of our Common Stock at a conversion price of $9.80 per share. Pursuant to a settlement agreement between us and JSCHO dated March 31, 1999, JSCHO has retained 306,122 (60%) of the shares issued on the conversion of the convertible subordinated debentures and 204,081 (40%) of such shares have been returned to us (see "Note 19").

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

         The Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock accrue dividends compounded at an annual rate of 12% for the first year, 14% for the second year, 16% for the third year, 18% for the fourth and fifth years and 20% at all times thereafter, of the purchase price of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, in preference to any dividends on any other class of capital stock. The Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock is redeemable by us at any time at a price equal to the purchase price paid by the Purchasers thereof plus accrued and unpaid dividends. The Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock is convertible into shares of our Common Stock at $5.9375 per share. The Investment Agreement contains certain anti-dilution protection provisions which are discussed below.

         The number of shares of our Common Stock which may be received upon exercise of the Purchaser Warrants is increased by an amount equal to 12% of the shares initially underlying the Purchaser Warrants on each anniversary of the original date of issuance of the Series B Convertible Preferred Stock, so long as any

Series B Convertible Preferred Stock remains outstanding. The Common Stock underlying the Purchaser Warrants and the Affiliate Warrants may be purchased at an exercise price per share of $5.3532. The Investment Agreement contains certain anti-dilution protection provisions which are discussed below. The Purchasers were issued warrants to purchase an additional 432,000 shares of our Common Stock during each of the two years ended December 31, 1999.

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

         The issuance of the Series D Convertible Preferred Stock and related warrants triggered the antidilution protection provisions contained in the Series B and Series C Preferred Stock and related warrants. We gave the holders of the Series B and Series C Preferred Stock and related warrants notice of an adjustment of the Conversion Rate (as defined) of the Series B and Series C Preferred Stock and the Exercise Price (as defined) of the related warrants, but the holders of the Series B and Series C Preferred Stock and related warrants have not accepted our manner of calculation and the adjustment required. If the holders of the Series B and Series C Preferred Stock and related warrants do not accept our manner of calculation and adjustment required, the adjustment will be determined by an independent financial expert.

The preferred stock accrued dividends as follows:


                           Series B         Series C          Series D          Total
                           --------         --------          --------        --------
November 30, 1999           $ 874            $ 109            $ 124           $ 1,106
August 31, 1999               845              105              120             1,070
May 31, 1999                  815              102               62               979
February 28, 1999             788               98                -               886
November 30, 1998             656               82                -               738
August 31, 1998               636               80                -               716
May 31, 1998                  618               77                -               695
February 28, 1998             600               75                -               675


         During December 1999, we issued 108,480 shares of our Common Stock, valued at $470 or $4.33 per share, which approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of issuance, to Diezel Muzick, Inc., in lieu of cash as a recoupable recording fund for certain projects pursuant to recordings agreements dated August 30, 1999, and August 31, 1999, as amended, between Platinum Entertainment and Diezel Muzick.

         During the fourth quarter of 1999, we issued 64,286 shares of our Common Stock, for consideration of $225, or $3.50 per share, which approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of issuance, to BML, in lieu of cash as prepayment of net sales pursuant to a distribution agreement, dated November 12, 1999, between Platinum Entertainment and BML. In addition, we issued BML 261,192 shares of our Common Stock for consideration of $1,035, or $3.9626 per share, which approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of issuance, pursuant to the same agreement. The 261,192 shares were held in escrow at December 31, 1999; accordingly, such shares are not reflected as common shares outstanding at December 31, 1999 in the financial statements.

         During December 1998, we issued 416,665 shares of our Common Stock to Special Situations Fund III, L.P., Special Situations Private Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Technology Fund, L.P., each unrelated parties (Special Situations), for proceeds of $2,500, or $6 per share, which approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale, pursuant to an agreement dated December 31, 1998. During May 1999, we issued an aggregate 50,343 shares of our Common Stock pursuant to anti-dilution provisions in the agreement. In addition, we issued an aggregate 423,280 shares of our Common Stock to Special Situation for proceeds of $3,000, or $7.088 per share, which price approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale.

         During April 1999, we issued 8,571 shares of our Common Stock, valued at $60 or $7 per share, which approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale, to FS Affiliate, in connection with an amendment to our bank credit agreement. See "Note 10" for further discussion of our banking facility.

         On March 31, 1999, we settled two lawsuits resulting in the issuance of 20,000 shares of our Common Stock to Donald R. Johnson and the redemption of 204,081 shares of our Common Stock from JSCHO, Inc. See "Note 19."

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

         We engaged PLATINUM technology International, inc. (Platinum technology), a related party, to provide consultation for the upgrade of our computer systems. During 1998, we issued to Platinum technology 53,192 shares of our Common Stock in consideration for $382 of consulting services which have been capitalized as part of property and equipment. During 1999, we issued Platinum technology 75,246 shares of our Common Stock in consideration for $527 of consulting services which have been capitalized as part of property and equipment. An additional $361 of consulting services have been provided to us prior to December 31, 1999, by Platinum technology or their successor Computer Associates which is to be paid to Computer Associates in our Common Stock. We are no longer utilizing these services. To the extent the net proceeds to Computer Associates upon liquidation of the shares issued in consideration of payment for such consulting services is less than the value of such shares on the date of issuance, we have agreed to issue such additional shares to Computer Associates as shall be necessary to make up the difference between the initial value of the shares and their liquidation value. To the extent the liquidation value of the shares exceeds the initial value of the shares, Computer Associates will retain 10% of such excess value and shall allow us to supply the remaining excess value toward outstanding invoices issued pursuant to consulting services provided to us.

         During June 1998, we issued 100,000 shares of our Common Stock to each of Robert J. Morgado and Geoffrey W. Holmes, both members of our Board of Directors, for proceeds of $1,350, or $6.75 per share, which equaled the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale.

         In addition, we issued an aggregate 13,000 shares to various vendors for professional services rendered. The per share value of our Common Stock for each issuance approximated the closing price of our Common Stock as reported by the Nasdaq National Market on the date of issuance.

         In addition, the following outstanding warrants to purchase our Common Stock have been issued to related parties:


                                         NUMBER           EXERCISE        EXPIRATION
                                        OF SHARES          PRICE             DATE
                                    -----------------------------------------------------
December 1997                               50,000          $6.25            12/07
February 1998                              100,000           6.25            02/08
April 1998                                  50,000           9.00            04/08


         At December 31, 1999, the following unissued shares of Common Stock were reserved for future issuance:


Stock option plans                                                            5,644,000
Stock purchase plan                                                             492,165
Convertible preferred stock                                                   5,496,358
Warrants                                                                      5,908,163
                                                                       ------------------
                                                                             17,540,686
                                                                       ==================


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

A summary of our stock option plans is as follows:


                           YEAR ENDED           YEAR ENDED       SEVEN MONTHS ENDED     YEAR ENDED MAY 31
                        DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997          1997
                      -------------------------------------------------------------------------------------
                                 WEIGHTED-            WEIGHTED-            WEIGHTED-            WEIGHTED-
                                  AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                 EXERCISE             EXERCISE             EXERCISE             EXERCISE
                       OPTIONS     PRICE    OPTIONS     PRICE    OPTIONS     PRICE    OPTIONS     PRICE
                      -------------------------------------------------------------------------------------
Outstanding -
  Beginning of period 2,869,056     $6.50  2,173,978     $6.38  1,624,844     $7.25     937,800  $  9.56
Granted                 775,741      5.10    735,600      6.87    604,000      5.50     952,478     6.16
Exercised               (40,701)     5.79     (2,000)     2.50          -      -              -     -
Forfeited              (161,125)     6.50    (38,522)     6.83    (54,866)     8.54    (265,434)   11.47
                      -------------------------------------------------------------------------------------
Outstanding - End of
  period               3,442,971  $  6.19   2,869,056  $  6.50   2,173,978  $  6.38   1,624,844  $  7.25
                      =====================================================================================

Exercisable at end of
  period              1,877,063   $  6.47  1,494,852   $  6.53  1,054,047   $  6.50   1,063,645  $  6.80
Weighted average fair
  value of options
  granted during the
  period                             3.47                 4.47                 4.13                 4.27


Other information regarding options as of December 31, 1999, is as follows:


                                                              WEIGHTED-                 WEIGHTED-
                                                               AVERAGE                   AVERAGE
          OPTIONS                   OPTIONS                   EXERCISE                 CONTRACTUAL
        OUTSTANDING               EXERCISABLE                   PRICE                      LIFE
-----------------------------------------------------------------------------------------------------------
           40,000                     40,000                    $0.25                    4 years
           58,500                     58,500                     2.50                    3 years
        2,972,371                  1,406,463                     5.91                    8 years
          312,100                    312,100                     8.96                    5 years
           60,000                     60,000                    13.00                    6 years
------------------------------------------------------
        3,442,971                  1,877,063
======================================================


         Pursuant to SFAS No. 123, we are required to disclose the pro forma effects on net loss and basic and diluted earnings per common share as if we had elected to use the fair value approach to account for all our stock-based compensation plans. If compensation cost for our plans had been determined consistent with the fair value approach set forth in SFAS 123, our pro forma net loss and pro forma basic and diluted loss per common share for the periods ended would be increased as follows:


                                             YEAR ENDED      YEAR ENDED     SEVEN MONTHS ENDED     YEAR ENDED
                                             DECEMBER 31     DECEMBER 31      DECEMBER 31            MAY 31
                                                1999            1998             1997                 1997
                                       ----------------------------------------------------------------------
Net loss applicable to common shares          $(25,699)       $(17,621)       $(16,446)             $ (9,354)
Pro forma net loss applicable to
   common shares                               (27,200)        (19,780)        (17,769)              (13,839)
Basic and diluted loss per common share          (3.62)          (3.07)          (3.14)                (1.82)
Pro forma basic and diluted loss per
   common share                                  (4.04)          (3.45)          (3.40)                (2.69)


         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:


                                             YEAR ENDED      YEAR ENDED     SEVEN MONTHS ENDED    YEAR ENDED
                                             DECEMBER 31     DECEMBER 31         DECEMBER 31         MAY 31
                                                1999            1998               1997               1997
                                       ----------------------------------------------------------------------
Expected dividend yield                             0%              0%              0%                 0%
Expected stock price volatility                    .56             .58             .68                .59
Risk-free interest rate                           6.34            5.39            5.73               6.54
Weighted-average expected life of
   options                                     8 years         7 years         9 years             8 years



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

         Under our Employee Stock Purchase Plan, employees are given the opportunity to purchase our Common Stock at 85% of the closing price of our Common Stock on the Nasdaq National Market on the date of grant or exercise, whichever is lower. The first offering under the Plan commenced on June 1, 1997, and concluded on November 30, 1997. Subsequent offerings begin on December 1 and June 1 of each year and conclude on November 30 and May 31, respectively. A total of 7,549 shares have been issued to date.

17.  RETIREMENT PLAN

         Our employees are eligible to participate in a defined-contribution benefit plan upon completing six months of service and attaining age 21. We have amended the Plan to provide for discretionary matching contribution with Common Stock at a rate of $.25 per $1.00 contributed by the participant, not to exceed, during the Plan Year, as defined in the Plan, 6% of the participant's compensation for such Plan Year.

18.  RELATED PARTY TRANSACTIONS

         During the year ended December 31, 1999, we borrowed $1,028 from one of our officers and directors. In addition, we borrowed $300 from one of our directors. Both borrowings bore interest of 11% per annum. Interest accrued on these loans during the year ended December 31, 1999, was approximately $54 and is reflected in the due to related parties balance at December 31, 1999.

         On December 30, 1999, we signed a license agreement with LiveOnTheNet.com, which hosts a variety of video and audio programming showcasing local and national advertisers. Under the terms of the agreement, we agreed to license to LiveOnTheNet the right to reproduce, advertise, market, promote and distribute our catalog of master recordings for free promotional digital downloads through LiveOnTheNet.com. Our digital download site HeardOn.com will be linked to LiveOnTheNet.com as a sub-domain. The site will also feature streaming audio, video, graphics and photos of live performances, interviews, recording sessions, and other events, collectively termed "webcasting". Information concerning visitors to HeardOn.com and LiveOnTheNet.com who download master recordings will be jointly owned by the parties. The initial term and any renewal term of the agreement extends for the period of time it takes to achieve both 20,000,000 page views and 500,000 qualified visitors for the combined sites. The initial term or any renewal term may be terminated at our option at any time 3 years after the effective date of the agreement. The agreement may be renewed at the option of LiveOnTheNet for two additional terms, subject to certain limitations. We received $2,000 for the grant of rights during the initial term of which $200 will be held in escrow and is payable within 10 days of the end of the initial term of the agreement provided we fulfill our obligations under the agreement. Accordingly, such amount has been recorded as unearned revenues and will be recognized in operations as earned. An additional $2,000 shall be payable to us at the commencement of each renewal term, if any. Divine interVentures, inc. has a greater than 50% ownership interest in LiveOnTheNet. Three of our directors, Andrew Filipowski, Michael Cullinane and Paul Humenansky, are executive officers and shareholders of divine interVentures, inc., an Internet operating company engaged in business-to-business e-commerce through a community of partner companies.

         We entered a distribution agreement, dated August 1998, with Envisage Multimedia LLC pursuant to which we are the exclusive distributor of Envisage recorded music products, in certain territories, for a period of three years. For such services, we receive a distribution fee from Envisage. We also have paid certain manufacturing and promotional costs on behalf of Envisage, to be fully repaid to us by Envisage. Gross product sales of Envisage product reflected in the statement of operations for the year ended December 31, 1999, were immaterial. The amount due from Envisage at December 31, 1999, is approximately $625. Envisage has indicated it will not pay the amount owed us; accordingly, we have fully reserved the outstanding balance at December 31, 1999. Envisage is related to certain of our directors or their affiliates.

         We engaged PLATINUM technology, a related party, to provide consultation for the upgrade of our computer systems. During 1998, we issued to Platinum technology 53,192 shares of our Common Stock in consideration for $382 of consulting services which have been capitalized as part of property and equipment. During 1999, we issued Platinum technology 75,246 shares of our Common Stock in consideration for $527 of consulting services which have been capitalized as part of property and equipment. An additional $361 of consulting services have been provided to us prior to December 31, 1999, by Platinum technology or their successor Computer Associates which is to be paid to

Computer Associates in our Common Stock. We are no longer utilizing these services. To the extent the net proceeds to Computer Associates upon liquidation of the shares issued in consideration of payment for such consulting services is less than the value of such shares on the date of issuance, we have agreed to issue such additional shares to Computer Associates as shall be necessary to make up the difference between the initial value of the shares and their liquidation value. To the extent the liquidation value of the shares exceeds the initial value of the shares, Computer Associates will retain 10% of such excess value and shall allow us to supply the remaining excess value toward outstanding invoices issued pursuant to consulting services provided to us.

         During June 1998, we issued 100,000 shares of our Common Stock to each of Robert J. Morgado and Geoffrey W. Holmes, both members of our Board of Directors, for proceeds of $1,350, or $6.75 per share, which equaled the closing price of our Common Stock as reported by the Nasdaq National Market on the date of sale.

         We entered into Consulting Agreements, each dated as of December 12, 1997, with each of MAC Music LLC and Palladin Capital Group, Inc. Each consulting group is paid an annual fee of $200 for its services. At December 31, 1999, these consulting fees had not been paid for 2000 services; therefore, both other current assets and accrued liabilities includes $400 related to unpaid consulting fees. Each consulting group has agreed to render consulting services to us in connection with (i) management and strategic planning, (ii) the identification of financing, acquisition, divestiture, joint venture and licensing opportunities for us and (iii) other matters relating to our day-to-day business and operations, or any of our subsidiaries or affiliated companies, as our Chief Executive Officer or our Board of Directors may from time to time reasonably request. The term of each agreement is for five years.

         During the seven months ended December 31, 1997, we borrowed and repaid in full $1,500 from one of our officers and directors. In addition, we borrowed and repaid $1,150 in full from an unrelated party during the seven months ended December 31, 1997, which was guaranteed by certain of our officers and directors. Both borrowings bore interest of 10% per annum. Interest accrued and paid on these loans during the seven months ended December 31, 1997, was approximately $34.

19.  LITIGATION

         During March 1999, we settled our pending litigation with JCSHO, Inc. The settlement resulted in an offset of charges previously expensed by us in connection with the acquired assets and assumed liabilities of Intersound, Inc. through the recognition of a gain of $1,185. This amount is included as an offset to our operating expenses in the statement of operations for 1999.

         On April 7, 1999, Ichiban Records, Inc. filed a lawsuit against us seeking termination of its distribution agreement with us and damages for alleged breaches of its distribution agreement by us. On April 21, 1999, Ichiban also filed a voluntary petition to commence a case under Chapter 11 of the Bankruptcy Code. On June 16, 1999, the Bankruptcy Court granted our motion to remove Ichiban as a debtor in possession and appointed an independent trustee to operate the business of Ichiban. On October 14, 1999, the Bankruptcy Court approved our joint motion with the trustee to approve an amended version of the distribution agreement between us and Ichiban to permit the further distribution of Ichiban recordings by us. On March 9, 2000, the Bankruptcy Court rejected the presentation of an agreement negotiated between us and the Trustee for acquisition of the assets of Ichiban. Because of this decision and Ichiban's failure to execute on its plans to become an operating company, we withdrew our support of motions to approve a settlement of the Ichiban Claim and to approve a settlement agreement between the bankruptcy estate and The Harry Fox Agency. As a consequence of the failure of such motions to be entered by the Bankruptcy Court, the amended version of the distribution agreement between us and Ichiban became ineffective. Accordingly, we have expensed our unrecouped distribution advance to Ichiban, which totaled $1,950 as of December 31, 1999. We believe the matter will not have an additional material adverse impact on our financial position and results of operations.

         On May 28, 1999, PolyGram Group Distribution, Inc. filed an action against us in Califormia seeking injunctive relief, restitution, and disgourgement of profits arising out of PGD's claim that the distribution agreement between us and PGD bars the distribution of recordings by us through our own distribution facilities and requires that they be distributed by PGD. On June 25, 1999, PGD filed an amended complaint that additionally seeks the recovery of damages. We rejected earlier demands by PGD to cease and desist selling our recording through our own distribution facilities on the grounds that an amendment to the distribution agreement with PGD specifically allows us to distribute records through our own distribution company. We filed our answer to the complaint and filed cross-complaints against PGD seeking damages incurred in connection with the production of a compilation album by PGD entitled "Essential Southern Rock", for the failure of PGD's successor, Universal Music, to properly pay royalties to us pursuant to the terms of a foreign licensing agreement between Universal and us, and for breach of the distribution agreement by PGD. We also sent a notice of termination of the distribution agreement to PGD, terminating the distribution agreement effective as of July 21, 1999 for PGD's breach of the distribution agreement. On January 14, 2000, PGD filed another action against us, in New York, asserting essentially the same claims as originally asserted in the California action with an additional claim asserting trademark infringement arising out of the sale by us of phonorecords bearing the declaration that they are distributed by PGD. Because the lawsuit is at an early stage, there can be no assurances that the matters can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

         We are a party in various other lawsuits which have arisen in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

20.  CONTINGENCY

         The Harry Fox Agency, Inc., a subsidiary of the National Music Publishers' Association, Inc., submitted to us a copy of an report prepared on behalf of the Agency by its accountants identifying royalty underpayments it asserts were found during the course of an audit of our sales for the period of July 1, 1993 through March 31, 1998 (other than sales through Intersound). The amount of the claim was $704. We have reviewed the report and have responded by letter of December 3, 1999, acknowledging that $18 is owed but disputing the balance claimed. We also received correspondence dated August 11, 1999, from the Agency asserting that we had failed to execute certain license agreements issued by the Agency, and that as a result such licenses were withdrawn. However, we have determined that the license agreements at issue were either in fact returned to the Agency, issued in error by the Agency and returned for correction, issued for recordings not released by us, or have not been returned because we are awaiting information required to complete the licenses. A response to the Agency with this information was submitted on December 3, 1999. Further, under cover of a letter dated September 30, 1999, the Agency submitted to us a copy of a report prepared on behalf of the Agency by its accountants identifying royalty underpayments it asserts were found during the course of an audit of our sales through Intersound for the period of January 1, 1997 through March 31, 1998. The amount of the claim was $2,038. We are reviewing the report, and while we have not reached any conclusions concerning the validity of the claim, we believe the amount of the claim is substantially overstated. On January 13, 2000, we met with representatives of the Harry Fox Agency in an effort, among other things, to resolve the disputed claims, but those efforts were unsuccessful. We have therefore elected to obtain compulsory licenses, when appropriate, to reduce the extent of further claims by the Agency. We believe the audit claims of the Agency can be resolved without an additional material adverse impact on our financial position and results of operations.

         We have not paid publishing royalties for periods after the first quarter of 1999, nor have we paid artist royalties for 1999, due to problems we have experienced with our publisher royalty system and our overall lack of liquidity. As a consequence, various publishing companies and other licensors, including The Harry Fox Agency, have notified us that licenses that have been granted to us will be terminated unless payment is made. We have been able to negotiate extensions with our principal licensors. Further, the problems with our publisher royalty system have been fixed. However, when we did not timely pay The Harry Fox Agency for royalties due for the first quarter of 1999, the Agency stated that it had revoked and terminated the licenses for which payment had not been made. We believe the percentage of our mechanical licenses that are issued by the Agency is in excess of 50%. The Agency further notified us that it was its position that the revocation and termination continued even after the royalties for the first quarter of 1999 were later paid. Our negotiations with the Agency continue. See "Liquidity and Capital Resources". Failure to cure our defaults with the Agency would have a material adverse effect on our business, results of operations and financial condition.

21.  VALUATION AND QUALIFYING ACCOUNTS

Activity of our valuation and qualifying accounts are as follows:


                                                           ADDITIONS
                                                  -----------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
                                     BEGINNING OF   COSTS AND       OTHER                       AT END
                                        PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
                                    -----------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1999
Reserve for future returns              $7,198       $20,553            $-      $ 15,052(1)    $12,699
Allowance for doubtful accounts          1,772           758             -           308(2)      2,222
Reserve for unrecoupable
   artist advances                      16,470         4,795             -           382(3)     20,883
Allowance for slow-moving
   inventory                             1,946         4,377             -         1,033(2)      5,290
Reserve for unrecoupable
   distribution advances                     -         2,615             -             -         2,615

YEAR ENDED DECEMBER 31, 1998
Reserve for future returns             $12,437       $12,462            $-       $17,701 (1)    $7,198
Allowance for doubtful accounts          2,760             -           125         1,113 (2)     1,772
Reserve for unrecoupable
   artist advances                      12,936         3,929            50           445 (4)    16,470
Allowance for slow-moving
   inventory                               590         1,438             -            82 (5)     1,946

SEVEN MONTHS ENDED DECEMBER 31,
   1997
Reserve for future returns               5,421        14,726 (6)         -         7,710 (1)    12,437
Allowance for doubtful accounts          2,725           688            20           673 (2)     2,760
Reserve for unrecoupable
   artist advances                       9,745         3,136            55             -        12,936
Allowance for slow-moving
   inventory                               350           240             -             -           590

YEAR ENDED MAY 31, 1997
Reserve for future returns               2,222        10,876         4,529 (7)    12,206 (1)     5,421
Allowance for doubtful accounts             58           300         2,414 (7)        47 (2)     2,725
Reserve for unrecoupable
   artist advances                       4,942         1,714         3,089 (7)         -         9,745
Allowance for slow-moving
   inventory                               100             -           250 (7)         -           350


(1)      Actual product returns.
(2)      Write-offs, net of recoveries.
(3)      Related to assets sold (see "Note 4").
(4)      Write-offs of fully reserved assets.
(5)      Miscellaneous adjustments.
(6) Amount includes $4,051 related to returns of product sold by Intersound, prior to our acquisition (see "Note 3").
(7)      Relates to amounts recorded through acquisitions.

22.  BALANCE SHEET DATA


                                                                                    DECEMBER 31
                                                                               1999             1998
                                                                       ------------------------------------
Accounts receivable                                                         $  19,771         $ 13,608
Less:  Reserve for future returns                                             (12,699)          (7,198)
Less:  Allowance for doubtful accounts                                         (2,222)          (1,772)
Less:  Other allowances                                                        (1,082)            (889)
                                                                       ------------------------------------
Accounts receivable, net                                                    $   3,768         $  3,749
                                                                       ====================================

Inventories                                                                 $  10,358         $  8,982
Less:  Allowance for slow-moving inventory                                     (5,290)          (1,946)
                                                                       ------------------------------------
Inventories, net                                                            $   5,068         $  7,036
                                                                       ====================================

Artist advances                                                             $  21,900         $ 18,369
Less:  Reserve for unrecoupable artist advances                               (20,883)         (16,470)
                                                                       ------------------------------------
Artist advances, net                                                        $   1,017         $  1,899
                                                                       ====================================

Distribution advances                                                       $   2,856         $  2,407
Less:  Reserve for unrecoupable distribution advances                          (2,615)               -
                                                                       ------------------------------------
Distribution advances, net                                                  $     241         $  2,407
                                                                       ====================================

Property and equipment:
   Office equipment and computers                                           $   3,435         $  2,811
   Furniture and fixtures                                                         391              324
   Audio equipment                                                                281              273
   Leasehold improvements                                                         321              257
   Warehouse equipment                                                             84               84
   Autos                                                                            5                5
                                                                       ------------------------------------
                                                                                4,517            3,754
   Less:  Accumulated depreciation                                             (2,052)          (1,293)
                                                                       ------------------------------------
Property and equipment, net                                                 $   2,465         $  2,461
                                                                       ====================================

Recorded music costs                                                        $   1,896         $  1,738
Less:  Accumulated amortization                                                  (887)            (487)
                                                                       ------------------------------------
Recorded music costs, net                                                   $   1,009         $  1,251
                                                                       ====================================



                                                      DECEMBER 31
                                                 1999             1998
                                         ------------------------------------

Music catalog                                  $ 23,004         $ 23,004
Less:  Accumulated amortization                  (2,620)          (1,690)
                                         ------------------------------------
Music catalog, net                             $ 20,384         $ 21,314
                                         ====================================

Music publishing rights                        $  2,520         $  3,452
Less:  Accumulated amortization                    (457)            (426)
                                         ------------------------------------
Music publishing rights                        $  2,063         $  3,026
                                         ====================================

Goodwill                                       $  6,098         $  6,098
Less:  Accumulated amortization                    (732)            (488)
                                         ------------------------------------
Goodwill, net                                  $  5,366         $  5,610
                                         ====================================

Deferred financing costs                       $    274         $    274
Less:  Accumulated amortization                    (233)             (21)
                                         ------------------------------------
Deferred financing costs, net                  $     41         $    253
                                         ====================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS
         The following persons served as directors of the Company during 1999 and will continue to serve as directors until their terms of office expire (as indicated below) or until their successors are elected and qualified.

             NAME                  AGE            POSITION WITH COMPANY               SERVED AS
                                                                                       DIRECTOR        TERM
                                                                                        SINCE         EXPIRES
--------------------------------  ------ ----------------------------------------------
Steven Devick (1)..............    48    Chairman of the Board, Chief Executive
                                         Officer and President                           1992          2001

Douglas C. Laux(2).............    47    Director                                        1995          2002

David S. Bauman(3).............    40    Director                                        1998          2002
Michael P. Cullinane(1)(3).....    50    Director                                        1992          2000
Craig Duchossois(1)(3).........    55    Director                                        1994          2001
Andrew J. Filipowski(1)........    49    Director                                        1992          2000
Carl D. Harnick(3).............    65    Director                                        1998          2000
Geoffrey W. Holmes.............    54    Director                                        1998          2000
Paul L. Humenansky.............    42    Director                                        1992          2002
Robert J. Morgado(1)...........    57    Director                                        1997          2001
Mark J. Schwartz(1)............    42    Director                                        1997          2002


------------------
(1)  Member of the Compensation Committee.
(2) Effective March 24, 2000, Mr. Laux resigned from his positions as our Chief Operating Officer, Chief Financial Officer and Secretary.
(3)  Member of the Audit Committee.


         Steven Devick is our founder and has been our Chairman of the Board and Chief Executive Officer since January 1992. On January 1, 1996, Mr. Devick assumed the additional office of President. Mr. Devick is currently a director of Blue Rhino Corporation.

         Douglas C. Laux has been a director since September 1995. Mr. Laux has been the Chief Financial Officer of Drinks.com since his resignation from our Company in March 2000. Mr. Laux served as our Chief Financial Officer from September 1995 until March 2000, and as our Chief Operating Officer from January 1999 until March 2000. From October 1986 until September 1995, Mr. Laux was a partner in the accounting firm of Ernst & Young, LLP.

         David S. Bauman has been a Director of the Company since August 1998. Mr. Bauman is the President, Chief Executive Officer and a Director of Investor Broadcast Network, where he has worked since October 1997. Mr. Bauman also presently serves as a principal of Palladin Capital Group, Inc. From

August 1992 until June 1997, Mr. Bauman served as Senior Vice President, and former Vice President of American Express Company.

         Michael P. Cullinane has been a Director of the Company since March 1992. Mr. Cullinane has been Chief Financial Officer and Treasurer of divine interVentures, inc. since its inception in May 1999 and an Executive Vice President of divine interVentures, inc. since August 1999. Mr. Cullinane served as Executive Vice President and Chief Financial Officer of PLATINUM technology International, inc. from its inception in 1987 until it was acquired by Computer Associates in June 1999. Mr. Cullinane is currently a director of VASCO Data Security International Inc., Made2Manage Systems, Inc. and Interactive Intelligence, Inc.

         Craig Duchossois has been a Director of the Company since April 1994. Mr. Duchossois has been Chief Executive Officer of Duchossois Industries, Inc., a privately-held diversified manufacturing and service organization with headquarters in Elmhurst, Illinois, since 1994 and President from 1986 to 1994. Mr. Duchossois has also been Chairman and Chief Executive Officer of Thrall Car Manufacturing Company since 1986. Mr. Duchossois is currently a director of Blue Rhino Corporation.

         Andrew J. Filipowski has served as a Director of the Company since January 1992. Mr. Filipowski has been Chairman of the Board of Directors and the Chief Executive Officer of divine interVentures, inc. since its inception in May 1999. He is also Chairman and Chief Executive Officer of Platinum Venture Partners, Inc. Mr. Filipowski was a founder of PLATINUM technology International, inc. and served as the Chairman of the Board of Directors, Chief Executive Officer and President from its inception in 1987 until it was acquired by Computer Associates in June 1999. Mr. Filipowski is currently a director of eShare technologies, Inc., Blue Rhino Corporation, Bluestone Software Inc. and HOB Entertainment, Inc.

         Carl D. Harnick has been a Director of the Company since April 1998. Mr. Harnick is a consultant for Alpine Equity Partners, L.P., a service he has provided since October 1997, as well as a consultant for several other companies. Mr. Harnick was previously a partner of the accounting firm Ernst & Young LLP since 1967, where he provided auditing and other accounting services to clients in the entertainment and venture capital industries.

         Geoffrey W. Holmes has been a Director of the Company since November 1998. He is the President of Summit Properties International, Inc., where he has been employed since 1996. From 1993 to 1996, Mr. Holmes was Senior Vice President/Technology of Time Warner, Inc. and Chairman and Chief Executive Officer of Time Warner Interactive.

         Paul L. Humenansky has been a Director of the Company since March 1992. Mr. Humenansky has been an Executive Vice President of divine interVentures, inc. since August 1999. Mr. Humenansky served as Executive Vice President - Product Development of PLATINUM technology International, inc. from January 1993 until it was acquired by Computer Associates in June 1999.

         Robert A. Morgado has been a Director of the Company since December 1997. Mr. Morgado is the Chairman of Maroley Media Group LLC, a private equity firm he founded in 1995. Mr. Morgado joined Warner Communications, Inc. in 1982, and in January 1990, he became the Chairman and Chief Executive Officer of the Warner Music Group, a position he held until June 1995. Mr. Morgado serves as a director of Activision.

         Mark J. Schwartz has been a Director of the Company since December 1997. Mr. Schwartz has been President and Chief Executive Officer of Palladin Capital Group, Inc., a New York merchant banking group, since August 1997. Mr. Schwartz was Chairman and Chief Executive Officer of Nine West Group, Inc., managing its merger into Jones Apparel Group, Inc., from June 1999 to February 2000. From April 1994 to July 1997, Mr. Schwartz was a member of Rosecliff, Inc., serving as its President since March 1997. Mr. Schwartz is currently a director of Jones Apparel Group.

EXECUTIVE OFFICERS
         Set forth below is a table identifying executive officers of the Company who are not identified in the table entitled "Directors and Executive Officers of the Registrant - Directors."


                NAME                    AGE                            POSITION
 ------------------------------------  ------  -----------------------------------------------------

 Hank Caldwell......................    53     Executive Vice President of Labels
 Brent Gordon.......................    57     Executive Vice President of Sales and Distribution
 Thomas R. Leavens..................    51     Chief General Counsel and Senior Executive Vice President



         Mr. Caldwell has been our Executive Vice President of Labels since January 1, 2000, and was our VP/General Manager of Urban Music from March 1, 1999 to December 31, 1999. Mr. Caldwell was Executive Vice President of Solar Records from 1997 until he joined our Company in March 1999. Mr. Caldwell was President of Death Row Records from 1995 to 1996. He was Senior VP/General Manager, Urban division of Epic Records from 1989 to 1995.

         Mr. Gordon has been our Executive Vice President of Sales and Distribution since January 1999. Mr. Gordon was the Regional Vice President - Sales and Distribution, Marketing Operations at WEA Corp., a subsidiary of Time-Warner, Inc., in Simi Valley, CA from May 1980 to July 1997. Mr. Gordon was also the President of Sales and Operations for Pacific Coast One-Stop, of Simi Valley, CA from August 1997 to December 1999.

         Mr. Leavens has been our Chief General Counsel since September 1992 and our Senior Executive Vice President since January 1999. Mr. Leavens was also our Chief Operating Officer until January 1999. From December 1986 until he joined the Company, Mr. Leavens was a partner in the law firm McBride, Baker & Coles.

         The Board of Directors elects executive officers annually and such officers serve at the discretion of the Board. Each of Messrs. Devick, Leavens, Caldwell and Gordon, however, have an employment agreement. See "Executive Compensation -- Employment Agreements." There are no family relationships among any of our directors or officers.

SECTION 16(a) COMPLIANCE
         Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's officers and directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and The Nasdaq Stock Market. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, we believe that, during 1999, all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons; except that Messrs. Devick, Duchossois and Filipowski inadvertently failed to timely file a Form 4 to report a purchase of shares of our Series D Preferred Stock in April 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table contains information with respect to all compensation paid by us during the last three fiscal years to our chief executive officer and our four most highly compensated executive officers whose combined salary and bonus exceeded $100,000 for 1999.

                           SUMMARY COMPENSATION TABLE
                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                            ANNUAL COMPENSATION             AWARDS
                                                          --------------------------     --------------
                                                                                          SECURITIES
            NAME AND                                                                      UNDERLYING
      PRINCIPAL POSITION                 PERIOD           SALARY ($)      BONUS ($)       OPTIONS (#)
---------------------------------     ----------------   ------------    -------------    --------------
    Steven Devick                     Fiscal 1999          625,000(1)       91,146(2)       275,000(5)
      President and Chief Executive   Fiscal 1998          625,000         156,250(3)       350,000(6)
      Officer                         06/01/97-12/31/97    329,399         156,250(4)       401,734
                                      06/01/96-05/31/97    570,263             -            200,000(7)
                                                                                            268,044

   Douglas C. Laux                    Fiscal 1999          300,000          43,750(2)       200,000(9)
     Chief Financial Officer,Chief    Fiscal 1998          300,000          75,000(3)       150,000(9)
     Operating Officer and            06/01/97-12/31/97    146,775          62,500(4)       125,000(9)
     Secretary (8)                                                                           39,000(9)(10)
                                                                                            117,300(9)(11)
                                      06/01/96-05/31/97    252,911              -           125,000(9)

   Thomas R. Leavens                  Fiscal 1999          250,000          36,458(2)        55,000(5)
     Chief General Counsel            Fiscal 1998          250,000          62,500(3)        55,000(6)
     and Senior Executive             06/01/97-12/31/97    134,615          50,000(4)        75,000
     Vice President                   06/01/96-05/31/97    200,483              -            55,000

   Brent Gordon                       Fiscal 1999          221,755              -            10,000(5)
     Executive Vice President
     of Sales and Distribution (12)

   Hank Caldwell                      Fiscal 1999          111,848              -            10,000(5)
     Vice President/General Manager
     of Urban(13)


(1) Mr. Devick elected to defer the payment of certain wages and his bonus totaling $343,374 in the aggregate, during 1999.
(2) This amount represents a bonus for the seven months ended December 31, 1998.
(3)  This amount represents a bonus for the twelve months ended May 31, 1998.
(4)  This amount represents a bonus for the twelve months ended May 31, 1997.
(5) These options become exercisable in three equal annual increments beginning August 8, 2000.
(6) These options have been cancelled and are not exercisable because these options became exercisable only upon certain contingencies which were not met.
(7) Options to purchase 200,000 shares of Common Stock granted to Mr. Devick during April 1996 were cancelled and repriced with options to purchase 200,000 shares of Common Stock during February 1997 in connection with a repricing transaction effected in consideration of a personal guaranty of Mr. Devick of borrowings made by the Company.
(8) Mr. Laux resigned from his positions as Chief Financial Officer, Chief Operating Officer and Secretary effective March 24, 2000.
(9) These options became fully vested, to the extent not already vested, as of March 24, 2000, in connection with Mr. Laux's severance. These options expire as of March 24, 2001.
(10) Options to purchase 39,000 shares of Common Stock granted to Mr. Laux during September 1995 were cancelled and replaced with options to purchase 39,000 shares of Common Stock during June 1997 in connection with a repricing transaction effected in consideration of financial assistance provided by Mr. Laux. Upon exercise of these stock options, Mr. Laux will receive a cash bonus equal to the exercise price which is $6 per share.

(11) Options to purchase 117,300 shares of Common Stock granted to Mr. Laux during April 1996 were cancelled and replaced with options to purchase 117,300 shares of Common Stock during June 1997 in connection with a repricing transaction effected in consideration of financial assistance provided by Mr. Laux.
(12) Mr. Gordon joined the Company in January 1999.
(13) Mr. Caldwell joined the Company in March 1999.

         Option Grants in Last Fiscal Year -- The following table provides information regarding our grant of stock options during the fiscal year ended December 31, 1999, to our executive officers. We did not grant stock appreciation rights during fiscal 1999.


                                       INDIVIDUAL GRANTS                                     POTENTIAL REALIZABLE
                                                                                                   VALUE AT
                                                                                           ASSUMED ANNUAL RATES OF
                                                                                           STOCK PRICE APPRECIATION
                                                                                             FOR OPTION TERM(3)
-----------------------------------------------------------------------------------------
NAME                             NUMBER OF       PERCENT OF     EXERCISE     EXPIRATION
                                 SECURITIES         TOTAL          OR           DATE
                                 UNDERLYING        OPTIONS     BASE PRICE
                                  OPTIONS        GRANTED TO       DATE
                                  GRANTED         EMPLOYEES      ($/Sh)
                                  (#)(1)          IN FISCAL
                                                   YEAR(2)                                    5% ($)        10% ($)

 Steven Devick                  275,000  (4)        39.7%       5.000           8/6/09       864,730        2,191,396
 Douglas C. Laux                200,000  (5)        28.9%       5.000           8/6/09       628,895        1,593,742
 Thomas R. Leavens               55,000  (4)        7.9%        5.000           8/6/09       172,946          438,279
 Brent Gordon                    10,000  (4)        1.4%        5.000           8/6/09        31,445           79,687
 Hank Caldwell                   10,000  (6)        1.4%        5.906           3/9/09        37,143           94,126



(1) Each of these options was granted pursuant to the 1995 Employee Incentive Compensation Plan and is subject to the terms of such plan as described below. All options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant as determined by the Compensation Committee of the Board of Directors of the Company.
(2) Does not include the grant of options to purchase 78,300 shares of Common Stock to non-employee directors under the 1995 Employee Incentive Compensation Plan.
(3) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term of ten years. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection for future increases in the price of its Common Stock.
(4) These options become exercisable in three equal annual increments beginning August 8, 2000.
(5) These options became fully vested as of March 24, 2000, in connection with Mr. Laux's severance. These options expire as of March 24, 2001.
(6) These options become exercisable in three equal annual increments beginning March 9, 2000

         FISCAL YEAR-END OPTION VALUES -- The following table sets forth for the Named Executive Officers information concerning the value of unexercised stock options at December 31, 1999. No stock options were exercised during the fiscal year ended December 31, 1999.


                                         NUMBER OF SHARES UNDERLYING         VALUE OF UNEXERCISED
                                          UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                            FISCAL YEAR-END (#)             FISCAL YEAR-END (1)($)

                                       ------------------------------    -----------------------------
               NAME                      EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
------------------------------------   ------------------------------    -----------------------------
 Steven Devick....................             986,412/716,666                    -/-
 Douglas C. Laux .................             322,967/433,333                    -/-(2)
 Thomas R. Leavens ...............             166,667/153,333                    -/-



 Brent Gordon ....................             -/10,000                           -/-
 Hank Caldwell ...................             -/10,000                           -/-



(1) The value per option is calculated by subtracting the exercise price from the closing trading price of the Common Stock on the Nasdaq National Market on December 31, 1999 of $2.50 per share.
(2) Upon exercise of certain of these options (an option exercisable for 39,000 shares of Common Stock at an exercise price of $6 per share) Mr. Laux will receive a cash bonus equal to the exercise price.

EMPLOYMENT AGREEMENTS

         On June 1, 1997, we entered into a three year employment agreement with Steven Devick, for the position of Chief Executive Officer. Unless terminated or not renewed by either party, the term of the agreement will continue after the initial three-year term on a year-to-year basis. The agreement provides for an annual base salary of $625,000 plus certain bonus compensation. A bonus is payable to Mr. Devick during each fiscal year equal to the sum of (i) a base bonus equal to 25% of his base salary for such fiscal year; provided, however, that the base bonus shall be payable only if our revenues for such fiscal year are greater than or equal to 125% of revenues for the previous fiscal year and
(ii) an additional bonus equal to the product of (A) his base salary for such fiscal year and (B) the amount obtained by dividing (x) the amount by which revenues for such fiscal year exceed revenues for the previous fiscal year by
(y) revenues for the previous fiscal year; provided, that however, the additional bonus shall only be payable if we achieve earnings before interest, taxes, depreciation and amortization (EBITDA) in such fiscal year greater than or equal to the plan approved by the Board of Directors for such fiscal year and our earnings per share in such year are greater than or equal to those projected by our primary outside analyst, as adjusted for material events occurring in such year. Mr. Devick's employment agreement also provides for continuation of his salary, bonus and fringe benefits for three years following termination of employment if Mr. Devick (i) is terminated by us without Good Cause (as defined below), (ii) terminates his employment for Good Reason (as defined below) or
(iii) is notified by us of our intent not to extend the agreement beyond its initial term. Termination of Mr. Devick shall be deemed to have been for Good Cause only if the termination was as a result to (an act or acts of dishonesty by Mr. Devick which the Board of Directors reasonably believes constitute a felony which resulted directly or indirectly in gain to or personal enrichment of Mr. Devick at our expense, or (b) an act or acts by Mr. Devick which the Board of Directors reasonably believes constitute a felony and as a result of which the continued employment of Mr. Devick by us will have an adverse effect on our business. So long as Mr. Devick does not engage in conduct giving rise to the right to terminate employment for Good Cause, Good Reason includes (i) the failure to elect Mr. Devick to the office previously held, the removal of Mr. Devick of any additional duties or responsibilities or a reduction in his duties or responsibilities which, in either case, are inconsistent with those customarily associated with such position; (ii) our relocation of Mr. Devick's place of employment beyond a specified area; (iii) material breach by us of the agreement; (iv) a purported termination of Mr. Devick's employment in contravention of the notice provisions of the agreement and (v) a change in control.

         On June 1, 1997, we entered into an employment agreement with Douglas
C. Laux, for the position of Chief Financial Officer, and Thomas R. Leavens, for the position of General Counsel. Each of the agreements is for a three-year term, subject to renewal on a year-to-year basis unless terminated by either party. The agreements provide for annual salaries of $300,000 for Mr. Laux and $250,000 for Mr. Leavens, plus certain bonus compensation. A bonus and an additional bonus may be payable to each of Mr. Laux and Mr. Leavens based on the identical terms as described above in Mr. Devick's agreement. The employment agreements contain severance provisions substantially identical to those contained in Mr. Devick's agreement except that the severance periods for Messrs. Laux and Leavens extend until the later of (i) the end of the term of employment agreement and (ii) the first anniversary of the date of termination.

         On December 12, 1997, Messrs. Devick, Laux and Leavens' employment agreements were amended to amend the definition of Change of Control such that a Change in Control would not be deemed to have occurred upon or as a result of
(i) the issuance of Series B Preferred Stock of the Company or warrants to purchase Common Stock of the Company in connection with the Investment Agreement dated October 12, 1997, and amended by letter amendments dated October 28, 1997, October 30, 1997, and November 26, 1997 (the
"Investment Agreement"), between the Company and the purchasers named therein (the "Purchasers"), (ii) upon the acquisition of any shares of Common Stock of the Company pursuant to the Investment Agreement, (iii) upon the exercise of any of the rights and privileges granted to each of the Purchasers pursuant to the Investment Agreement, (iv) upon the exercise of any rights and privileges granted to the holders of the Series B Preferred Stock pursuant to the Certificate of Designations creating the terms of the Series B Preferred
Stock, or (v) otherwise as a result of the equity ownership or designation of directors by the Purchasers or their affiliates, employees, partners or members.

         In addition, under a previous employment agreement, we granted Mr. Laux options to purchase 39,000 shares of Common Stock at an exercise price of $6 per share, which are currently fully exercisable. Such agreement further provides that upon the exercise by Mr. Laux of any such options, he will be entitled to receive a cash bonus equal to the exercise price.

         Effective March 24, 2000, Mr. Laux resigned as our Chief Operating Officer and Chief Financial Officer. Mr. Laux will act as a consultant until March 2001. As severance, all of Mr. Laux's stock options became fully vested, to the extent not already vested. In addition, he received options to purchase 100,000 shares of Common Stock at an exercise price of $3 per share, which will fully vest in one year; expiring in March 2010. Upon the exercise by Mr. Laux of any portion of the 100,000 options, he will be entitled to receive a cash bonus equal to the exercise price.

         On December 17, 1998, we entered into an employment agreement with Brent Gordon, for the position of Executive Vice President, Sales and Distribution. The agreement is a for a three-year term beginning on January 1, 1999. The agreement provides for an annual salary of $230,000, increasing by the amount of $10,000 in each of the second and third annual periods. The agreement includes a bonus in the amount of 10,000 stock options to purchase shares of our Common Stock if certain operating criteria are met each annual period. The agreement also grants Mr. Gordon an option to purchase 10,000 shares of Common Stock pursuant to our 1995 Employee Incentive Stock Option Plan in each of his three years of service.

         On March 1, 1999, we entered into an employment agreement with Hank Caldwell, for the position of Vice President/General Manager of our Urban Department. In January 2000, he was promoted to Executive Vice President of Labels. The agreement was for a one-year term. The agreement provides for an annual salary of $135,000. A bonus was due if the Urban Department had met established operating criteria. Under the agreement, we also granted Mr. Caldwell an option to purchase 10,000 shares of Common Stock pursuant to our 1995 Employee Incentive Stock Option Plan.

                          COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors sets and administers the policies that govern the annual and long-term compensation of our executive officers. The non-employee members of the Compensation Committee (the "Incentive Plan Committee"), based in part on recommendations by Mr. Devick, make all decisions concerning awards of stock options under our stock option plans, except the non-discretionary plan for non-employee directors. Mr. Devick does not participate in the Compensation Committee's determinations with respect to his own compensation.

COMPENSATION POLICIES TOWARD EXECUTIVE OFFICERS

         The Compensation Committee aims to provide competitive levels of compensation that relate compensation with our annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievements, and assist us in attracting and retaining qualified executives. The Compensation Committee attempts to achieve these objectives through a combination of base salary, stock options, and cash bonus awards. In making its determination, the Compensation Committee utilizes outside information to obtain compensation information concerning comparable companies in the entertainment industry.

BASE SALARIES

         The base salaries for Messrs. Devick, Laux, Leavens, Gordon and Caldwell were determined by the Compensation Committee and are governed by the terms of their respective employment agreements. See "Executive Compensation -Employment Agreements." In establishing the terms of the employment agreements for these officers, the Compensation Committee discussed and considered the significant contributions made by these key officers, including the signing of new artists to our labels, sales accomplishments, contributions to our acquisition of capital financing, the importance of such contributions, and the compensation packages of other executive officers in the record industry.

INCENTIVE STOCK OPTIONS

         Stock options are granted to executive officers and other employees as a means of providing long-term incentives. The Compensation Committee believes that stock options encourage improved performance by our employees, including its officers, and align the interests of our employees with the interests of our stockholders. Stock options were granted to Messrs. Devick, Laux, Leavens, Gordon and Caldwell based on their employee level and the same criteria as were used for setting base salaries.

CASH BONUS AWARDS

         The Compensation Committee considers on an annual basis whether to pay cash bonuses to some or all of our employees, including our executive officers.

CHIEF EXECUTIVE OFFICER COMPENSATION

         The base salary and bonus for Mr. Devick for fiscal 1999 was governed by the term of his employment agreement dated June 1, 1997. Pursuant to such agreement, Mr. Devick's annual salary was set at $625,000 plus an annual bonus subject to the terms of the agreement. See "Executive Compensation - Employment Agreements." Mr. Devick was awarded a $91,146 cash bonus during fiscal 1999. Mr. Devick was granted certain stock options to recognize fully his contributions, including Mr. Devick's contribution to our A&R efforts, his contribution to successfully raising equity, and to provide him with sufficient incentives to continue his efforts as Chief Executive Officer.

COMPLIANCE WITH SECTION 162(m)

         The Compensation Committee currently intends for any compensation paid to the Named Executive Officers to be tax deductible to the Company pursuant to
Section 162(m) ("Section 162(m)") of the Code. Section 162(m) provides that compensation paid to the Named Executive Officers in excess of $1,000,000 cannot be deducted by the Company for Federal income tax purposes unless, in general, such compensation is performance based, is established by a committee of outside directors and is objective and the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders. Consistent with this intention, the Compensation Plan was approved by the stockholders in 1996 and the Compensation Committee made all stock option awards to the Named Executive Officers for fiscal 1999 pursuant to the Compensation Plan. In the future, however, the Board may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if in the Board's judgement, after considering the additional costs of not satisfying 162(m), such program is appropriate.

                             COMPENSATION COMMITTEE
                                  Steven Devick
                              Michael P. Cullinane
                                Craig Duchossois
                              Andrew J. Filipowski
                                Robert J. Morgado
                                Mark J. Schwartz

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Devick, Cullinane, Duchossois, Filipowski, Morgado and Schwartz are the members of our Compensation Committee. Mr. Devick previously served on the Compensation Committee of PLATINUM technology International, inc. until it was acquired by Computer Associates in June 1999, of which Mr. Filipowski was Chairman and Chief Executive Officer and Mr. Cullinane was Executive Vice President, Chief Financial Officer and Treasurer.

                                PERFORMANCE GRAPH


                  COMPARISON OF 48 MONTH CUMULATIVE TOTAL RETURN*
                        AMONG PLATINUM ENTERTAINMENT, INC.,
                       THE NASDAQ STOCK MARKET (U.S.) INDEX
                                 AND A PEER GROUP


                          3/96  5/96  8/96  11/96  2/97  5/97  8/97  11/97  12/97  3/98  6/98  9/98  12/98  3/99  6/99  9/99  12/99
PLATINUM ENTERTAINMENT,
INC.                     100    145    140   60     48    47    47    48     50     51    51    50    49     48    51    25    18

PEER GROUP               100     95     80   95     96   101   110   125    140    150   160   165   260    320   340   270    300

NASDAQ STOCK MARKET(U.S.)125    110    128  129    130   137   138   138    137    160   161   140   190    200   220   230   370


                  * $100 INVESTED ON 3/12/96 IN STOCK OR INDEX-
                    INCLUDING REINVESTMENT OF DIVIDENDS.
                    FISCAL YEAR ENDING DECEMBER 31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



         The following table sets forth, as of April 14, 2000, certain information with respect to the beneficial ownership of our Common Stock by (i) each person known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.


                                NAME AND ADDRESS                                       AMOUNT AND NATURE OF    PERCENT OF
                                                                                            BENEFICIAL           CLASS
                                                                                           OWNERSHIP(1)
--------------------------------------------------------------------------------    ----------------------    ------------

MAC Music LLC (2)..............................................................              4,584,737           36.6
SK-Palladin Partners, L.P. (3).................................................              4,584,737           36.6
Steven Devick (4)..............................................................              2,451,510           24.2
Andrew J. Filipowski (5).......................................................              1,038,122           12.3
Douglas Laux (6) ..............................................................                756,400            8.7
Craig Duchossois (7)...........................................................                492,567            6.0
Geoffrey W. Holmes (8).........................................................                245,600            3.1
Thomas R. Leavens (9)..........................................................                197,500            2.4
Robert A. Morgado  (2).........................................................                103,900            1.3
Carl D. Harnick (10)...........................................................                 52,900              *
Michael P. Cullinane  (11).....................................................                 48,900              *
Paul Humenansky  (12)..........................................................                 46,900              *
Hank Caldwell (13).............................................................                  3,333              *
Mark J. Schwartz  (3)..........................................................                  2,900              *
David Bauman (14)..............................................................                  2,900              *
Brent Gordon ..................................................................                      -              -





All Executive Officers and Directors as a Group
(14 Persons) (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)                                    5,443,432           45.1


------------------

* Less than one percent

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) MAC Music L.L.C. ("MAC") shares voting and investment power with respect to 10,000 shares of Series B Convertible Preferred Stock plus accrued interest, which convert into 2,352,737 shares of Common Stock, including interest that accrues within 60 days, and 2,232,000 shares of Common Stock underlying a warrant to purchase Common Stock issued by us to MAC which is currently exercisable. Alpine Equity Partners, L.P. ("AEP, LP") and Maroley Media Group, L.L.C. ("Maroley") are the managing members of MAC. Alpine Equity Partners, L.L.C. ("AEP, L.L.C.") is the general partner of AEP, L.P. The executive officers of AEP, LLC (the "AEP Executive Officers") are Oded Aboodi, Chairman, President and Chief Executive Officer, Richard D. Goldstein, Executive Vice President and Senior Managing Director, and Bruce M. Greenwald, Executive Vice President and Senior Managing Director. Messrs. Aboodi, Goldstein, and Greenwald, by virtue of their respective capacities as Chairman, Executive Vice President, and Executive Vice President, collectively have the ability to direct the investment and voting decisions of AEP, LLC and as such they may be deemed to have shared investment and voting discretion with respect to securities beneficially owned by AEP, LLC through AEP, LP. Accordingly, AEP, LP, AEP, LLC and Messrs. Aboodi, Goldstein and Greenwald, in their capacities as the AEP Executive Officers of AEP, LLC, each may be deemed a beneficial owner of the Common Stock beneficially owned by MAC. The principal business and principal offices of MAC, AEP, LP, AEP, LLC, Messrs. Aboodi, Goldstein and Greenwald is 1285 Avenue of the Americas, 21st Floor, New York, New York 10019. Mr. Morgado is the Chairman of Maroley. Mr. Morgado, by virtue of his capacity as a managing member of Maroley, has the ability to direct the investment and voting decisions of Maroley and as such Mr. Morgado may be deemed to have shared investment and voting discretion with respect to securities beneficially owned by Maroley. Accordingly, Maroley and Mr. Morgado each may be deemed a beneficial owner of Common Stock beneficially owned by MAC. In addition to the 4,584,737 shares of Common Stock over which Morgado and Maroley share voting and investment discretion as described above, each of Mr. Morgado and Maroley, respectively, has sole power to direct the voting and disposition of 101,000 shares and 100,000 shares, respectively, of Common Stock. The address of the principal business and principal offices of Maroley and Mr. Morgado is 70 East 55th Street, 26th Floor, New York, New York 10022.

(3) SK-Palladin Partners, L.P. ("Palladin") shares voting and investment power with respect to 10,000 shares of Series B Convertible Preferred Stock plus accrued interest, which convert into 2,352,737 shares of Common Stock, including interest that accrues within 60 days, and 2,232,000 shares of Common Stock underlying a warrant to purchase Common Stock issued by the Company to Palladin which is currently exercisable. SK-Palladin Holdings, L.P. ("Palladin Holdings") is the general partner of SK-Palladin Partners, L.P. ("Palladin"). SK-Palladin Gen Par, Inc. ("Palladin Gen Par") is the general partner of Palladin Holdings. Mr. Schwartz is the sole executive officer of Palladin Gen Par in his capacity as Chief Executive Officer, President, Secretary and Treasurer. Mr. Schwartz, in his capacity as the sole executive officer and controlling stockholder of Palladin Gen Par has discretion to direct the investment and voting decisions of Palladin Gen Par and as such Mr. Schwartz may be deemed to have shared investment and voting discretion with respect to securities beneficially owned by Palladin Gen Par through Palladin Holdings and Palladin. Accordingly, Palladin Holdings, Palladin Gen Par and Mr. Schwartz in his capacity as the sole executive officer and controlling stockholder of Palladin Gen Par, each may be deemed a beneficial owner of the Common Stock owned by Palladin. The principal business and principal offices of Palladin, Palladin Holdings, Palladin Gen Par and Mr. Schwartz is One Rockefeller Plaza, 10th Floor, New York, New York 10020.

(4) Includes voting and investment power with respect to 2,500 shares of Series C Convertible Preferred Stock plus accrued interest, which convert into 588,184 shares of Common Stock, including interest that accrues within 60 days. Includes 588,542 shares of Common Stock underlying warrants to purchase Common Stock which are currently exercisable. Also includes 1,032,245 shares underlying stock options that are exercisable within 60 days. The address of Mr. Devick is c/o Platinum Entertainment, Inc., 2001 Butterfield Road, Suite 1400, Downers Grove, Illinois 60515.

(5) Includes 99,067 shares held by Platinum Venture Partners I, L.P. ("PVP I"). Mr. Filipowski is the President, Chief Executive Officer and a stockholder of the general partner of PVP I, and in such capacities may be deemed to have voting and investment power with respect to shares held by PVP I. Mr. Filipowski disclaims beneficial ownership of such shares. Includes 365,625 shares of Common Stock underlying a warrant to purchase Common Stock held in the name of PVP II, which is currently exercisable. Mr. Filipowski disclaims beneficial ownership of such shares. Includes 88,330 shares of Common Stock underlying a warrant to purchase Common Stock which is currently exercisable. Also includes 36,900 shares underlying stock options that are currently exercisable. The address of Mr. Filipowski is c/o divine interVentures, inc., 4225 Naperville Road, Suite 400, Lisle, Illinois 60532.

(6) Includes 756,300 shares underlying stock options that are currently exercisable.

(7) Includes 201,667 shares of Common Stock underlying a warrant to purchase Common Stock which is currently exercisable. Also includes 41,000 shares underlying stock options that are currently exercisable.

(8) Includes an aggregate of 100,000 shares of Common Stock underlying warrants to purchase Common Stock issued to GWH & Associates, LLC, ("GWH"). In his capacity as President of GWH, Mr. Holmes may be deemed a beneficial owner of the Common Stock held by GWH.

(9) Such 197,500 shares consist of shares underlying stock options that are exercisable within 60 days.

(10) Includes 50,000 shares of Common Stock underlying a warrant to purchase Common Stock issued to Mr. Harnick which is currently exercisable. Also includes 2,900 shares underlying stock options that are currently exercisable.

(11) Includes 40,900 shares underlying stock options that are currently exercisable.

(12) Includes 40,900 shares underlying stock options that are currently exercisable.

(13) Such 3,333 shares consist of shares underlying stock options that are currently exercisable.

(14) Such 2,900 shares consist of shares underlying stock options that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We entered a distribution agreement, dated August 20, 1998, with Envisage Multimedia LLC pursuant to we are the exclusive distributor of Envisage recorded music products in certain territories for a period of three years. For such services, we receive a distribution fee from Envisage. Envisage is a partnership owned by two of our directors, Geoffrey Holmes and Robert Morgado.

         We entered into Consulting Agreements, each dated as of December 12, 1997, with each of MAC Music LLC and Palladin Capital Group, Inc. We pay each consulting group an annual fee in the amount of $200,000 for its services. Each consulting group has agreed to provide us consulting services in connection with
(i) management and strategic planning, (ii) the identification of financing, acquisition, divestiture, joint venture and licensing opportunities and (iii) other matters relating to our day-to-day business and operations, or any of our subsidiaries or affiliated companies, as our Chief Executive Officer or our Board of Directors may from time to time reasonably request. The term of each agreement is for five years.

         We engaged PLATINUM technology International, inc., of which three of our directors were executive officers, to provide consultation for the upgrade of our computer systems. During fiscal 1999, we issued PLATINUM technology International, inc. 75,246 shares of Common Stock in consideration for $527,000 of consulting services. PLATINUM technology International, inc. was acquired by Computer Associates in June 1999. To the extent the net proceeds to Computer Associates upon liquidation of the shares issued in consideration of payment for such consulting services is less than the value of such shares on the date of issuance, we have agreed to issue such additional shares to Computer Associates as shall be necessary to make up the difference between the initial value of the shares and their liquidation value. To the extent the liquidation value of the shares exceeds the initial value of the shares, Computer Associates will retain 10% of such excess value and shall allow us to supply the remaining excess value toward outstanding invoices issued pursuant to consulting services provided to us.

         During the year ended December 31, 1999, we borrowed $1,028,000 from Steve Devick, our Chairman of the Board, Chief Executive Officer and President. In addition, we borrowed $300,000 from Craig Duchossois, a member of our Board of Directors. Both borrowings bore interest of 11% per annum. Interest accrued on these loans during the year ended December 31, 1999, was approximately $54,000.

         On December 30, 1999, we signed a license agreement with LiveOnTheNet.com, which hosts a variety of video and audio programming showcasing local and national advertisers. Under the terms of the agreement, we agreed to license to LiveOnTheNet the right to reproduce, advertise, market, promote and distribute our catalog of master recordings for free promotional digital downloads through LiveOnTheNet.com. Our digital download site HeardOn.com will be linked to LiveOnTheNet.com as a sub-domain. The site will also feature streaming audio, video, graphics and photos of live performances, interviews, recording sessions, and other events, collectively termed "webcasting". Information concerning visitors to HeardOn.com and LiveOnTheNet.com who download master recordings will be jointly owned by the parties. The initial term and any renewal term of the agreement extends for the period of time it takes to achieve both 20,000,000 page views and 500,000 qualified visitors for the combined sites. The initial term or any renewal term may be terminated at our option at any time 3 years after the effective date of the agreement. The agreement may be renewed at the option of LiveOnTheNet for two additional terms, subject to certain limitations. In January 2000, we received $2,000,000 for the grant of rights during the initial term of which $200,000 will be held in escrow and is payable within 10 days of the end of the initial term of the agreement provided we fulfill our obligations under the agreement. An additional $2,000,000 shall be payable to us at the commencement of each renewal term, if any. Divine interVentures, inc. has a greater than 50% ownership interest in LiveOnTheNet. Three of our directors, Andrew Filipowski, Michael Cullinane and Paul Humenansky, are executive officers and shareholders of divine interVentures, inc.

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


     Exhibit
     Number
    ---------

       4.1    Registration Rights Agreement, dated April 15, 1999, among
              Platinum Entertainment, Inc., Steven D. Devick, Craig J.
              Duchossois and Andrew J. Filipowski.

       4.2 Certificate of the Powers, Designations, Preferences and Rights of the Series D Preferred Stock, dated April 14, 1999, governing
              Platinum Entertainment, Inc.'s Series D Convertible Preferred
              Stock, par value $.001 per share.

       4.3 Warrant, dated April 15, 1999, for 504,167 shares of Common Stock, par value $.001 per share, of Platinum Entertainment, Inc. issued to Steven D. Devick.

       4.4 Warrant, dated April 15, 1999, for 201,667 shares of Common Stock, par value $.001 per share, of Platinum Entertainment, Inc. issued to Craig J. Duchossois.

       4.5 Warrant, dated April 15, 1999, for 88,330 shares of Common Stock, par value $.001 per share, of Platinum Entertainment, Inc. issued to Andrew J. Filipowski.

       10.1   Employment Agreement, dated December 15, 1998, between the
              Registrant and Brent Gordon, is herein incorporated by reference to the Quarterly Report as filed on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999.

       10.2 Fourth Amendment to Credit Agreement, dated August 11, 1998, between the Registrant and First Source Financial LLP (First
              Source), is herein incorporated by reference to the Quarterly
              Report as filed on Form 10-Q for the quarterly period ended
              September 30, 1999, filed with the Commission on November 15, 1999
              ("Third Quarter 1999 10-Q").

       10.3 Fifth Amendment to Credit Agreement, dated October 13, 1999, between the Registrant and First Source, is herein incorporated by reference to the Third Quarter 1999 10-Q.

       10.4 Employment Agreement, dated March 1, 1999, between the Registrant and Hank Caldwell.

       23.1   Consent of Ernst & Young LLP.

       27.    Financial Data Schedule.



B.   Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, we certify that we have reasonable grounds to believe that we meet all of the requirements for filing on Form 10-K and we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Downers Grove, State of Illinois, on April 14, 2000.


                              Platinum Entertainment, Inc.

                              By:  /s/ STEVEN DEVICK
                                 ---------------------------------
                                   Steven Devick
                                   CHAIRMAN, PRESIDENT AND
                                   CHIEF EXECUTIVE OFFICER

         In accordance with the requirements of the Securities Act of 1933, as amended, this Annual Report was signed by the following persons in the capacities on April 14, 2000.


Signature                                      Title
-------------------------------------------------------------------------------

/s/ STEVEN DEVICK                  Chairman, President and Chief Executive
-----------------------------------
Steven Devick                      Officer and Director (principal executive,
                                   financial  and accounting officer)


/s/ DOUGLAS C. LAUX
-----------------------------------
Douglas C. Laux                    Director



/s/ DAVID S. BAUMAN                Director
-----------------------------------
David S. Bauman



/s/ MICHAEL P. CULLINANE           Director
-----------------------------------
Michael P. Cullinane



/s/ CRAIG J. DUCHOSSOIS            Director
-----------------------------------
Craig J. Duchossois



/s/ ANDREW J. FILIPOWSKI           Director
-----------------------------------
Andrew J. Filipowski



                                   Director
-----------------------------------
Carl D. Harnick



                                   Director
-----------------------------------
Geoffrey W. Holmes



/s/ PAUL L. HUMENANSKY             Director
-----------------------------------
Paul L. Humenansky



                                   Director
-----------------------------------
Robert J. Morgado



/s/ MARK J. SCHWARTZ               Director
-----------------------------------
Mark J. Schwartz
