Form 10-Q
period 2000-03-31
PLATINUM ENTERTAINMENT INC
filed 2000-05-15
CIK 883558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

7,939,745 Common Stock, par value $.001 per share, at May 15, 2000.

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

Operating Losses; Default Under Bank Credit Agreement; Risks of Inadequate Liquidity and Capital Resources

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

Our continued operating and net losses have significantly constrained our cash flows and are adversely impacting our business, results of operations and financial condition. Our liquidity issues have forced us to eliminate certain staffing positions and cut back on temporary employees. The lack of liquidity has also delayed payments to certain manufacturers, resulting in product delays, which in turn caused us to be delinquent fulfilling our customer shipping requests on a substantial portion of our scheduled 1999 fall and holiday shipments. These shipping delays continued during the first quarter of 2000 and continue to date. Our cash flows from operations have also been insufficient to produce a significant portion of our scheduled new releases for 2000, and properly promote the records we are currently selling. Until our liquidity issues are resolved, there is substantial doubt about our ability to continue as a going concern.

Our bank credit facility with First Source Financial, Inc. was due in full on March 31, 2000. At May 12, 2000, we had borrowed $32,600,000 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.5% per annum effective February 11, 2000 and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment.

Our plans to fulfill our repayment obligation to First Source include negotiating with First Source for an extension on the due date of the loan and seeking additional borrowing capacities both with First Source and with outside financing sources. There can be no assurance that our negotiations with First Source or any other lenders will occur on satisfactory terms, if at all. We may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any such transactions will occur on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First Source. If we are unable to repay our obligations to First Source, we may be forced to seek relief under the bankruptcy laws.

Highly Competitive Market

The recorded music industry is highly competitive. We face competition for discretionary consumer purchases of our products from other record companies, entertainment companies and multimedia companies that seek to offer recorded music to the public. The market for pre-recorded music is dominated by five major record companies in the United States (BMG Entertainment, EMI Recorded Music, Sony Music Group, Universal Music Group and Warner Music). Our ability to compete in this market depends largely on:

* the skill and creativity of our employees and their relationships with artists,
* our ability to sign new and established artists and songwriters,
* the expansion and utilization of our catalog,
* the acquisition of licenses to enable us to create compilation packages,
* the effective and efficient distribution of our products, and
* our ability to build upon and maintain our reputation for producing, licensing, acquiring, marketing and distributing high quality music.

Results and the future success of our sales and marketing efforts through the Internet will be affected by existing competition and by additional entrants to the electronic commerce market. Many of our competitors have significantly longer operating histories, greater financial resources and larger music catalogs. We cannot assure that we will be able to compete successfully with our competitors in the future.

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

Risks Related to Our Distribution Systems

We distribute our products through a multi-channel distribution system comprised of:

* PED Corp., our proprietary distribution system, headquartered in Alpharetta, Georgia, a suburb of Atlanta,
* International licensing agreements as well as production and distribution agreements on a territory-by-territory basis, and
* Internet distribution.

We had a distribution agreement with PolyGram Group Distribution, Inc. (PGD) through July 1999, at which time we notified PGD we were terminating the agreement. We also serve as a distributor for various third party music labels located in the United States and Europe.

We are significantly dependent on our existing distribution system, PED, which generated 100% and 83% of our total gross product sales during the first quarters of 2000 and 1999, respectively. We completed the opening of a new distribution facility in Alpharetta at the end of October 1999. In addition, we consolidated our label and distribution activities located in Downers Grove, Illinois and Nashville, Tennessee. We believe our new distribution facility will provide us with distribution capabilities which could potentially offset the termination of the PGD services and grow the business substantially. However, should we encounter difficulty with our existing distribution methods, or be unable to further develop our proprietary distribution systems successfully in the future, our business, results of operation and financial condition may be materially adversely affected.

We also distribute our products through the Internet through our website www.PlatinumCD.com and www.HeardOn.com. Revenues from PlatinumCD.com are not currently a significant part of our business. The future success of on-line sales and marketing efforts cannot be adequately determined at this time, particularly due to the short history of the electric commerce market and the challenges to the protection of music files transmitted through the Internet. Results will also be affected by existing competition and by additional entrants to the market, many of whom may have substantially greater resources.

Risks Associated with Having Our Intellectual Property Rights Infringed Upon

We consider our trademarks, copyrights and other similar intellectual property to be a valuable part of our business. To protect our intellectual property rights, we rely upon copyright and trademark laws, as well as confidentiality agreements with our employees and consultants. There can be no assurance that our use of these contracts and the application of existing laws will provide sufficient protection from misappropriation or infringement of our intellectual property rights. There can also be no assurance that third parties will not claim infringement by us with respect to others' current or future intellectual property rights. It is also possible that third parties will obtain and use our content or technology without authorization.

Risks Associated with Product Returns

Our products are sold on a returnable basis which is standard music industry practice. We set reserves for future returns of products based on return policies and historical experience. We typically expect that our actual return experience will be within standard industry parameters. We may in the future experience an increase in returns over our established reserves. If this occurs our business, results of operations and financial condition could be materially adversely affected.

Risks Related to Our Licensing Activity

We license the rights to numerous master recordings and compositions from third parties for recording and re-recording of music to produce compilations and to expand our catalog. We also seek to license the rights to our master recordings and compositions to third parties for use in albums, films, and televisions programs for a royalty or a flat fee. These cross-licensing arrangements are generally made possible by existing industry practices based on reciprocity. If for this or other reasons these practices change, we cannot assure that we will be able to obtain licenses from third parties on satisfactory terms, or at all, and our business, financial condition and operating results, particularly with respect to compilation products, could be materially adversely affected. The increased consolidation occurring in the recorded music industry may restrict the availability of music for compilations or adversely affect the terms under which licenses are granted.

Dependence on Key Personnel

Our success depends largely on the skills, experience and efforts of our executive officers and key employees, particularly Steven Devick, our President and Chief Executive Officer. The loss of the services of Mr. Devick or other members of our senior management, could materially adversely affect our business, financial condition or results of operations. In addition, in large part, our success will depend on our ability to attract and retain qualified management, marketing and sales personnel. We experience competition for qualified personnel with other companies and organizations. Our inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition or results of operations. We have entered into employment agreements with certain members of our senior management team, including Mr. Devick, Thomas R. Leavens, Chief General Counsel and Senior Executive Vice President, and Brent Gordon, Executive Vice President of Sales and Distribution. We also maintain a key man life insurance policy in the aggregate of $10 million on the life of Mr. Devick. Our Chief Financial Officer and Chief Operating Officer, Douglas C. Laux, resigned from the Company effective March 24, 2000. Mr. Laux will remain a director of the Company and serve as a consultant to the Company until March 2001.

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

Failure to Meet Nasdaq Listing Requirements

Our common stock is traded on the Nasdaq National Market. We received notification from The Nasdaq-Amex Market Group, Inc. that we no longer meet certain continued listing requirements of the Nasdaq National Market. If our common stock is no longer traded on the Nasdaq National Market, we anticipate that our common stock will trade on the OTC Bulletin Boards. Delisting of our common stock by the Nasdaq National Market could adversely affect the market for your shares of common stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                          Platinum Entertainment, Inc.
                     Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                    March 31         December 31
                                                     2000               1999
                                                  ______________________________
Assets                                            (Unaudited)         (Note 1)
Current assets:
        Cash                                      $          3        $      12
        Accounts receivable, net                         2,241            3,768
        Inventories, net                                 4,929            5,068
        Artist advances, net                             1,030            1,017
        Distribution advances, net                         916              241
        Other                                            1,237            3,305
                                                --------------------------------
Total current assets                                    10,356           13,411


Recorded music costs, net                                  909            1,009
Property and equipment, net                              2,266            2,465
Equity investment in joint venture                       2,332            2,403
Music catalog, net                                      20,151           20,384
Music publishing rights, net                             2,034            2,063
Goodwill, net                                            5,305            5,366
Deferred financing costs, net                                -               41
Other                                                      113              112
                                                --------------------------------
Total assets                                           $43,466          $47,254
                                                ================================


Liabilities and stockholders' deficit
Current liabilities:
        Revolving line of credit                       $32,600          $32,725
        Due to related parties                           1,388            1,382
        Accounts payable                                 5,055            5,401
        Accrued liabilities                              3,870            5,297
        Royalties payable                                8,292            6,838
        Unearned revenue                                 1,500            2,000
                                                --------------------------------
Total current liabilities                               52,705           53,643
Stockholders' deficit:
  Preferred stock:
   Preferred Stock ($.001 par value);
     10,000,000 shares authorized:                           -                -
        Series B, Convertible Preferred Stock,
         20,000 shares issued and outstanding                -                -
        Series C, Convertible Preferred Stock,
         2,500 shares issued and outstanding                 -                -
        Series D, Convertible Preferred Stock,
         3,938 shares issued and outstanding                 -                -
Common stock:
 Common Stock ($.001 par value); 40,000,000
  shares authorized, 7,779,714 and 7,487,921
  shares issued and outstanding, respectively                8                7
Additional paid-in capital                              85,134           82,770
Accumulated deficit                                    (94,381)         (89,166)
                                                --------------------------------
Stockholders' deficit                                   (9,239)          (6,389)
                                                --------------------------------
Total liabilities and stockholders' deficit            $43,466          $47,254
                                                ================================

See accompanying notes to unaudited condensed consolidated  financial statements

                          Platinum Entertainment, Inc.
                Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)



                                                          Quarter ended March 31
                                                          2000          1999
                                                          ----------------------
                                                                (Unaudited)
Gross product sales                                        $6,848       $12,358
Less:  Returns                                             (1,650)       (2,712)
Less:  Discounts                                             (438)         (577)
                                                        ------------------------
Net product sales                                           4,760         9,069
Licensing, publishing and other revenues                      645           161
                                                        ------------------------
Net revenues                                                5,405         9,230
Cost of sales and services                                  3,142         5,181
                                                        ------------------------
Gross profit                                                2,263         4,049
Other operating expenses:
Selling, general and administrative                         4,328         4,299
Depreciation and amortization                                 673           651
                                                        ------------------------
                                                            5,001         4,950
                                                        ------------------------
Operating loss                                             (2,738)         (901)
Interest expense                                             (955)         (660)
Other financing costs                                        (161)          (33)
Equity loss                                                   (71)          (38)
                                                        ------------------------
Net loss                                                   (3,925)       (1,632)
Less:  Preferred dividend requirements                     (1,290)         (886)
                                                        ------------------------
Loss applicable to common shares                          $(5,215)      $(2,518)
                                                        ========================


Basic and diluted loss per common share                 $   (0.68)    $   (0.37)

Weighted-average number of common shares
 outstanding                                            7,641,081     6,715,511

See accompanying notes to unaudited condensed consolidated financial statements.

                          Platinum Entertainment, Inc.
           Condensed Consolidated Statement of Stockholders' Deficit
                    (In thousands, except per share amounts)

                                                                                        Additional
                            Preferred Stock      	      Common Stock              paid-in      Accumulated  Stockholders'
                   -------------------------------    --------------------------------
                   Series B   Series C   Series D       Shares               Amount     capital         deficit      deficit
                   -------------------------------    ----------------------------------------------------------------------------
Balance at
December 31, 1999   $      -   $      -   $      -       7,488              $       7     $ 82,770     $ (89,166)    $   (6,389)
Issuances of
Common Stock:
Promotional services       -          -          -         167                      1          499             -            500
Distribution advances      -          -          -         117                      -          400             -            400
Employee benefit plan      -          -          -           8                      -           25             -             25
Issuances of options
 to purchase Common
 Stock:
  Employee severance       -          -          -           -                      -          150             -            150
Dividends:
 Preferred dividend
  requirements             -          -          -           -                      -        1,290        (1,290)             -
Comprehensive loss:
 Net loss for the quarter
  ended March 31, 2000     -          -          -           -                      -            -        (3,925)        (3,925)
                  --------------------------------    ---------------------------------------------------------------------------
Balance at
  March 31, 2000    $      -   $      -   $      -       7,780              $       8     $ 85,134     $ (94,381)    $   (9,239)
                   ===============================    ===========================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                          Platinum Entertainment, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)




                                                          Quarter ended March 31
                                                          2000          1999
                                                          ----------------------
                                                                (Unaudited)
Operating activities
Net loss                                                   $(3,925)     $(1,632)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
        Provision for future returns                         1,650        2,712
        Provision for unrecoupable artist balances              44           22
        Depreciation                                           249          230
        Amortization                                           424          421
        Amortization of deferred financing costs                41           33
        Equity loss from joint venture                          71           38
        Stock options issued for employee severance            150            -
        Litigation settlement, net                               -       (1,185)
Changes in operating assets and liabilities:
        Accounts receivable                                   (123)      (3,337)
        Inventories                                            139          396
        Artist advances                                        (57)      (1,227)
        Distribution advances                                 (275)           -
        Recorded music costs                                    (2)         (46)
        Accounts payable                                      (346)       2,189
        Accrued liabilities                                   (472)        (972)
        Royalties payable                                    1,454          509
        Other                                                1,599       (1,155)
                                                          ----------------------
Net cash provided by (used in) operating activities            621       (3,004)

Investing activities
Acquisition of music catalog                                  (308)           -
Purchases of property and equipment                            (50)        (244)
Net proceeds from (payments to) joint venture                 (147)         347
                                                          ----------------------
Net cash (used in) provided by investing activities           (505)         103


Financing activities
Net (payments to) proceeds from revolving line of
credit                                                        (125)         410
Proceeds from sale of Common Stock                               -        2,500
                                                          ----------------------
Net cash (used in) provided by financing activities           (125)       2,910
                                                          ----------------------
Net (decrease) increase in cash                                 (9)           9
Cash, beginning of period                                       12           12
                                                          ----------------------
Cash, end of period                                       $      3      $    21
                                                          ======================

See accompanying notes to unaudited condensed consolidated financial statements.

                      Platinum Entertainment, Inc.
            Notes to Condensed Consolidated Financial Statements
             (In thousands, except share and per share amounts)



1.	Description of Business and Basis of Presentation

The condensed consolidated financial statements included herein have been prepared assuming we will continue as a going concern. However, the following conditions raise substantial doubt about our ability to continue as a going concern.

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

Our continued operating and net losses have significantly constrained our cash flows and are adversely impacting our business, results of operations and financial condition. Our liquidity issues have forced us to eliminate certain staffing positions and cut back on temporary employees. The lack of liquidity has also delayed payments to certain manufacturers, resulting in product delays, which in turn caused us to be delinquent fulfilling our customer shipping requests on a substantial portion of our scheduled 1999 fall and holiday shipments. These shipping delays continued during the first quarter of 2000 and continue to date. Our cash flows from operations have also been insufficient to produce a significant portion of our scheduled new releases for 2000, and properly promote the records we are currently selling. Until our liquidity issues are resolved, there is substantial doubt about our ability to continue as a going concern.

Our bank credit facility with First Source was due in full on March 31, 2000. At May 12, 2000, we had borrowed $32,600 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.5% per annum effective February 11, 2000 and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment.

Our plans to fulfill our repayment obligation to First Source include negotiating with First Source for an extension on the due date of the loan and seeking additional borrowing capacities both with First Source and with outside financing sources. There can be no assurance that our negotiations with First Source or any other lenders will occur on satisfactory terms, if at all. We may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any such transactions will occur on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First Source. If we are unable to repay our obligations to First Source, we may be forced to seek relief under the bankruptcy laws.

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 of Platinum Entertainment, Inc. included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2000. The interim results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

2. Basic and Diluted Loss Per Common Share

Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements using the weighted-average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive.

3. New Accounting Pronouncement

In December 1999, the Securities and Exchange Commission staff issued Statement of Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides four broad concepts that the SEC considers when assessing whether revenue should be presented on a "gross" or "net" basis (i.e., "gross" when acting as a principal or "net" when acting as an agent). This issue is of particular concern to companies that distribute third party product for a fee. We currently reflect sales activity of third- party product in gross product sales, recording an amount in cost of sales to derive our distribution fee reflected in gross margins. Such third party amounts comprised 23% and 15% of our gross revenues for the first quarters of 2000 and 1999, respectively. We are required to implement the SAB beginning the second quarter of 2000. We have not yet determined what effect SAB 101 will have on the presentation of revenues in our financial statements.

4. Reclassification

Certain prior period amounts in the consolidated financial statements and related notes have been reclassified to conform with the current period presentation.

5. Debt

Our bank credit facility with First Source was due in full on March 31, 2000. At May 12, 2000, we had borrowed $32,600 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.5% per annum effective February 11, 2000 and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment.

Our plans to fulfill our repayment obligation to First Source include negotiating with First Source for an extension on the due date of the loan and seeking additional borrowing capacities both with First Source and with outside financing sources. There can be no assurance that our negotiations with First Source or any other lenders will occur on satisfactory terms, if at all. We may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any such transactions will occur on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First Source. If we unable to repay our obligations to First Source, we may be forced to seek relief under the bankruptcy laws.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations.

The information in this section should be read together with the condensed consolidated financial statements and related notes contained elsewhere herein.

Liquidity and Capital Resources
 We have experienced operating and net losses each fiscal year since inception. For the foreseeable future we anticipate incurring operating and net losses. There can be no assurance that we will ever achieve profitable operations or generate significant revenue with our current products and strategy. Our future operating results depend on many factors, including demand for our products, our ability to retain personnel and maintain adequate staffing levels, the level of competition, our ability to acquire, develop and market new artists and products and the ability of our officers and key employees to manage our business and control costs.

Historically, we have funded our operations and other activities from a variety of capital sources, including debt and equity financing, and more recently through other transactions. We have implemented certain measures within the last six months in order to improve cash flows. These measures included:

        * the sale of certain assets,
        * the consolidation of facilities,
        * the use of our common stock, rather than cash, for payment of services rendered to us by artists, producers and others, and
        * entering into licensing and other agreements that exploit the digital rights to our music catalog.

While these measures helped improve cash flows, our overall lack of sufficient cash flows continues and is adversely impacting our business, results of operations and financial condition. Our liquidity issues have forced us to eliminate certain staffing positions and cut back on temporary employees. The lack of liquidity has also delayed payments to certain manufacturers, resulting in product delays, which in turn caused us to be delinquent fulfilling our customer shipping requests on a substantial portion of our scheduled 1999 fall and holiday shipments. These shipping delays continued during the first quarter of 2000 and continue to date. Our cash flows from operations have also been insufficient to produce a significant portion of our scheduled new releases for 2000, and properly promote the records we are currently selling. Until our liquidity issues are resolved, there is substantial doubt about our ability to continue as a going concern.

Our bank credit facility with First Source was due in full on March 31, 2000.
At May 12, 2000, we had borrowed $32,600,000 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.5% per annum effective February 11, 2000 and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment.

Our plans to fulfill our repayment obligation to First Source include negotiating with First Source for an extension on the due date of the loan and seeking additional borrowing capacities both with First Source and with outside financing sources. There can be no assurance that our negotiations with First Source or any other lenders will occur on satisfactory terms, if at all. We may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any such transactions will occur on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First

Source. If we are unable to repay our obligations to First Source, we may be forced to seek relief under the bankruptcy laws.

During the first quarter of 2000, we experienced positive cash flow from operations of $621,000, due primarily to $1,800,000 received under a license agreement with LiveOnTheNet.com and delaying payments to vendors, offset by continued operating losses. Investing and financing activities were not significant.

During the first quarter of 1999, we experienced negative cash flow from operations of $3,004,000. This resulted from continued operating losses and approximately $1,227,000 of new project funding. Investing activities were not significant. Operating and investing activities were funded from our line of credit with First Source and proceeds of $2,500,000 from a private placement of our Common Stock.

We require significant recurring funds for artist and repertoire (A&R) expenses, which include recorded music costs. We have made substantial payments each year for recording costs and advances to artists and producers in order to maintain and enhance our artist roster. Advances to established artists and producers and direct costs associated with the creation of record masters are capitalized and are charged to cost of sales as the related albums earn revenues or when the amounts are determined to be unrecoverable. Royalties are not paid to the artist until all advances made to the artist have been recouped by us. Also, we establish and maintain reserves relative to royalty payments for a period of 18 to 24 months to allow for product returns activity, as royalties are not owed on returned product.

During July 1998, we purchased exclusive North American and non-exclusive Central and South American rights to selected sound recordings by The Royal Philharmonic Orchestra for $2,875,000. As consideration we issued 53,055 shares of our Common Stock, valued at $400,000 or $7.54 per share, and committed to pay a total of $2,475,000 in cash in periodic installments through June 30, 2000, of which $1,076,000 remains due as of May 15, 2000.

We had a net capital deficit at March 31, 2000, totaling $9,239,000 compared to $6,389,000 at December 31, 1999. The change is due to continued operating losses, offset by shares of Common Stock issued during the first quarter of 2000 for advertising services rendered during the fourth quarter of 1999, and scheduled distribution advances to Brooklyn Music, Ltd.

The NASDAQ National Market requires, among other criteria, that we maintain tangible net worth of at least $4 million. As of March 31, 2000, we were not in compliance with this requirement. See "Part II - Other Information. Item 5. Other Information."

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

We distribute our products through a multi-channel distribution system comprised of:

        * PED, our proprietary distribution system, headquartered in Alpharetta, Georgia, a suburb of Atlanta,
        * International licensing agreements as well as production and distribution agreements on a territory-by- territory basis, and
        * Internet distribution.

We had a distribution agreement with PGD through July 1999, at which time we notified PGD we were terminating the agreement (see "Part II - Other Information, Item 1. Legal Proceedings").

We distribute via the Internet through our website, www.PlatinumCD.com, our promotional download website, www.HeardOn.com, and our income sharing arrangement with musicmaker.com, the first and largest digital download and "burn and mail" company. On December 31, 1999, we signed an exclusive agreement with LiveOnTheNet, Inc. to license our digital catalog for promotional downloads. We received $1,800,000 from LiveOnTheNet as consideration for the license during January 2000, and will receive the remaining $200,000 upon the completion of the term. This licensing fee will be reflected in our operations as earned. The fee is earned based on page views and qualified visitors tothe LiveOnTheNet website. During the first quarter of 2000, we recognized $500,000 of revenues related to this arrangement. We intend to pursue additional opportunities that exploit our digital music rights on the Internet.

We serve as a distributor for various third party labels located in the United States and Europe. Under these arrangements, we generate a distribution fee of approximately 20% to 24%, depending on the volume and range of services provided. These activities represented 23% and 15% of our gross revenues in the first quarters of 2000 and 1999, respectively. During 1999, the SEC issued an accounting bulletin addressing the recognition of revenues for companies that distribute other companies' products for a fee. While these rules do not take effect until the second quarter of 2000, the implementation of these rules may impact the presentation of revenues in our statement of operations. See "Note 3" to the condensed consolidated financial statements.

Product sales are recognized upon shipment. In accordance with industry practice, our music products are sold on a returnable basis. Our allowance for future returns is based upon our historical return rates and SoundScan data.
Our returns as a percentage of gross revenues were 22% for the first quarters of
both 2000 and 1999.   It is our policy to inventory all returned product and
resell such product at market value when possible. We scrap excess quantities of titles we feel have no market value.

Results of Operations

The following table sets forth for the periods indicated the percentage of gross revenues represented by certain items included in our "Condensed Consolidated Statements of Operations" in the condensed consolidated financial statements. Operating performance for any period is not necessarily indicative of performance for any future periods.

                                                          Quarter ended March 31
                                                          2000          1999
                                                          ----------------------

Gross revenues
   Platinum labels                                          68%         84%
   Distributed labels                                       23          15
   Licensing, publishing and other                           9           1
                                                          ----------------------
   Total gross revenues                                    100         100
Less:  Returns                                             -22         -22
Less:  Discounts                                            -6          -5
                                                          ----------------------
Net revenues                                                72          73
Cost of sales and services                                  42          41
                                                          ----------------------
Gross profit                                                30          32


Other operating expenses:
        Selling, general and administrative                 58          34
        Depreciation and amortization                        9           5
                                                        ------------------------
                                                            67          39
                                                        ------------------------
Operating loss                                             -37          -7
Interest expense                                           -13          -5
Other financing costs                                       -2           -
Equity loss                                                 -1           -
                                                        ------------------------
Net loss                                                   -53         -12
Less:  Preferred dividend requirements                     -17          -7
                                                        ------------------------
Loss applicable to common shares                           -70%        -19%
                                                        ========================

Gross Revenues. Gross revenues decreased $5,026,000 or 40% to $7,493,000 for the first quarter of 2000, compared to $12,519,000 for the first quarter of 1999. The first quarter of 1999 included product sales of $2,089,000 shipped through our PGD distribution channel which we terminated during July 1999. As discussed in the "Liquidity and Capital Resources" section above, our liquidity issues have constrained our ability to produce, distribute and promote our releases. Sales in all labels have decreased from the first quarter of 1999, particularly the labels requiring significant production and promotional spending to generate revenues, such as urban and pop/rock. Significant releases shipped during the first quarter of 2000 included new releases such as Fatboy Slim's The Signature Series Volume I and William Becton's B2K: Prophetic Songs of Promise, as well as continued sales of Rodney Carrington's Live!, Vickie Winans' Live in Detroit II and the compilation Disciples of Gospel. The first quarter of 2000 also includes $500,000 of revenues recognized from our agreement with LiveOnTheNet.

Returns. We record an estimate of future returns at the time product is sold (see "Business Overview"). Returns as a percentage of gross revenues were consistent at 22% for the first quarter of 2000 and 1999.

Discounts. Discounts as a percentage of gross revenues were relatively consistent at 6% for the first quarter of 2000, compared to 5% for the first quarter of 1999.

Cost of Sales. Cost of sales as a percentage of gross revenues were relatively consistent at 42% for the first quarter of 2000, compared to 41% for the first quarter of 1999. Both variable product cost of sales and write-offs of artist advances and slow-moving inventory were consistent between the two periods.

<Pages>

Gross Profit. Gross profit decreased $1,786,000 or 44% to $2,263,000 for the first quarter of 2000, compared to $4,049,000 for the first quarter of 1999. As a percentage of gross revenues, gross profits were relatively consistent at 30% for the first quarter of 2000, compared to 32% for the first quarter of 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29,000 or 1% to $4,328,000 for the first quarter of 2000, compared to $4,299,000 for the first quarter of 1999. However, the first quarter of 1999 includes a net gain from litigation settlements of $1,185,000. Excluding these settlements, selling, general and administrative expenses decreased $1,156,000 or 21% from the first quarter of 1999. As a result of our constrained liquidity position, we decreased staffing levels by 33% and reduced promotional spending from the first quarter of 1999.

Operating Loss. As a result of the factors described above, we incurred an operating loss of $2,738,000 for the first quarter of 2000, compared to an operating loss of $901,000 for the first quarter of 1999.

Interest Expense. Interest expense for the first quarter of 2000 totaled $955,000 compared to $660,000 for the first quarter of 1999. The current period increase resulted from a higher interest incurred on our bank borrowings than in the first quarter of 1999. See "Liquidity and Capital Resources" above for details of our current debt structures.

Other financing costs. Other financing costs for the first quarter of 2000 totaled $161,000 compared to $33,000 for the first quarter of 1999. The current period increase resulted from an amendment fee owed our primarily lender, as well as an accelerated amortization period for the deferred financing costs due to the acceleration of the due date of our bank loan. See "Liquidity and Capital Resources" above for details of our current debt structures.

Income Taxes. No income tax expense or benefit has been recorded through March 31, 2000, due to our net operating loss carryforward and related valuation allowance. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, our net operating loss carryforward of approximately $64,693,000 at December 31, 1999, expiring in years 2007 through 2014, is subject to annual limitations due to a change in ownership as a result of our initial public offering. Accordingly, approximately $3,985,000 of the net operating loss carryforward is subject to an annual limitation of approximately $2,200,000.

Preferred Dividend Requirements. During the first quarters of 2000 and 1999, the preferred stock outstanding accrued dividends of $1,290,000 and $886,000, respectively.

Loss Applicable to Common Shares. The loss applicable to common shares for the first quarter of 2000 totaled $5,215,000, including preferred dividend requirements of $1,290,000, compared to a loss applicable to common shares of $2,518,000, including preferred dividend requirements of $886,000, for the first quarter of 1999.

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

On March 31, 2000, we had $32,600,000 of debt outstanding under a fully drawn revolving bank line of credit, which bore interest at the bank's prime rate plus 3.5% (12.5% per annum at March 31, 2000).

We do not hold and have not issued derivative financial instruments for speculation or trading purposes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 7, 1999, Ichiban Records, Inc. filed a lawsuit in the Superior Court of Fulton County, State of Georgia, captioned Ichiban Records, Inc. -v- Platinum Entertainment, Inc., Civil Action No. 1999 CV 07215, (Ichiban Claim) seeking termination of its distribution agreement with us and damages for alleged breaches of its distribution agreement by us. Ichiban also filed a complaint for injunction and temporary restraining order and appointment of a receiver under the same caption. On April 21, 1999, Ichiban also filed a voluntary petition to commence a case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case No. 99-66017. We subsequently removed the Ichiban Claim from the State of Georgia court to the United States District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:99 CV-1113. The Ichiban Claim will now be asserted through the bankruptcy action as an adversary proceeding. On June 16, 1999, the Bankruptcy Court granted our motion to remove Ichiban as a debtor in possession and appointed an independent trustee to operate the business of Ichiban. On October 14, 1999, the Bankruptcy Court approved our joint motion with the trustee to approve an amended version of the distribution agreement between us and Ichiban to permit the further distribution of Ichiban recordings by us. Further, the Bankruptcy Court approved a motion by the Trustee to consolidate the bankruptcy proceedings of Ichiban Records, Inc. with the bankruptcy of Ichiban International, Inc., an affiliate corporation. On March 9, 2000, the Bankruptcy Court rejected the presentation of an agreement negotiated between us and the Trustee for acquisition of the assets of Ichiban. Because of this decision and Ichiban's failure to execute on its plans to become an operating company, we withdrew our support of motions to approve a settlement of the Ichiban Claim and to approve a settlement agreement between the bankruptcy estate and The Harry Fox Agency. As a consequence of the failure of such motions to be entered by the Bankruptcy Court, the amended version of the distribution agreement between us and Ichiban became ineffective. Accordingly, we have expensed our unrecouped distribution advance to Ichiban, which totaled $1,950,000 as of December 31, 1999. On March 27, 2000, upon the motion of the United States Trustee, the bankruptcy proceeding was converted from Chapter 11 to Chapter 7, and the assets of the Ichiban estate will be liquidated. We have filed an answer in the adversary proceeding involving the Ichiban Claim, together with our claims against the Ichiban estate for breach of the distribution agreement. We believe this matter will not have an additional material adverse impact on our financial position and results of operations.

On May 28, 1999, PolyGram Group Distribution, Inc. filed an action against us in the Superior Court of the State of California for the County of Los Angeles captioned PolyGram Group Distribution, Inc. -v- Platinum Entertainment, Inc., Case No. B C211091, seeking injunctive relief, restitution, and disgourgement of profits arising out of PGD's claim that the distribution agreement between us and PGD bars the distribution of recordings by us through our own distribution facilities and requires that they be distributed by PGD. On June 25, 1999, PGD filed an amended complaint that additionally seeks the recovery of damages. We rejected earlier demands by PGD to cease and desist selling our recording through our own distribution facilities on the grounds that an amendment to the distribution agreement with PGD specifically allows us to distribute records through our own distribution company. We filed our answer to the complaint and filed cross-complaints against PGD seeking damages incurred in connection with the production of a compilation album by PGD entitled "Essential Southern Rock", for the failure of PGD's successor, Universal Music, to properly pay royalties to us pursuant to the terms of a foreign licensing agreement between Universal and us, and for breach of the distribution agreement by PGD. We also sent a notice of termination of the distribution agreement to PGD, terminating the distribution agreement effective as of July 21, 1999, for PGD's breach of the distribution agreement. On November 10, 1999, the action in California was stayed on the grounds that the forum for the lawsuit should be in New York rather than California. PGD filed a notice of appeal of this decision. Prior to November 10, 1999, we filed an action against PGD in the New York state court asserting as plaintiff the claims made as cross- complaints in the action in California. On January 14, 2000, PGD filed an action in the United States District Court for the Southern District of New York captioned PolyGram Group Distribution, Inc. v. Platinum Entertainment, Inc., Civil Action No. 00 Civ. 282
(MBM), asserting essentially the same claims as originally asserted in the California action with an additional claim asserting trademark infringement arising out of the sale by us of phonorecords bearing the declaration that they are distributed by PGD. We have reached an agreement with PGD that the appeal in California will be abandoned, that the New York state action filed by us will be dismissed, and our respective claims will be litigated in the New York federal action. We are preparing our answer and counterclaims against PGD to
file in the New York federal action.   Because the lawsuit is at an early stage,
there can be no assurances that the matters can be resolved in our favor. A decision adverse to us in this matter could have a material adverse impact on our financial position and results of operations.

We are a party in various other lawsuits which have arisen in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. 	Changes in Securities and Use of Proceeds.

During February 2000, we issued 166,667 shares of our Common Stock, valued at $500,000 or $3.00 per share, to musicmaker.com, Inc., in lieu of cash for promotional services rendered during the fourth quarter of 1999. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

During March 2000, we issued an aggregate of 7,965 shares of our Common Stock, valued at $25,392 or $3.188 per share, as a voluntary contribution to participating employees in the Company's 401(k) program for the 1999 plan year.




Item 3.	Defaults Upon Senior Securities.

Our bank credit facility with First Source was due in full on March 31, 2000.
At May 12, 2000, we had borrowed $32,600,000 from First Source. In addition, on February 11, 2000, First Source notified us that we were in default due to our failure to meet certain financial covenants under the Credit Agreement as of November 30, 1999. Such default increased our interest rate to 12.5% per annum effective February 11, 2000 and requires that 100% of all proceeds received by us from the sale of selected titles from our master catalog be used to permanently reduce our revolving commitment.

Our plans to fulfill our repayment obligation to First Source include negotiating with First Source for an extension on the due date of the loan and seeking additional borrowing capacities both with First Source and with outside financing sources. There can be no assurance that our negotiations with First Source or any other lenders will occur on satisfactory terms, if at all. We may initiate a transaction or series of transactions to sell a portion or all of our assets to satisfy our obligations to First Source. There can be no assurance that any such transactions will occur on satisfactory terms, if at all. First Source has the right to pursue the remedies available to them, including foreclosing on the assets that secure its obligations which constitute substantially all of our assets. There will be a material adverse effect on our business, results of operations and financial condition, and could be a foreclosure on our assets, if we are unable to reach an agreement with First Source in the near term or at the expiration of any extension granted by First Source. If we are unable to repay our obligations to First Source, we may be forced to seek relief under the bankruptcy laws.

Item 5.	Other Information.

We received notification from The Nasdaq-Amex Market Group, Inc. (Nasdaq) that we no longer meet certain continued listing requirements of the Nasdaq National Market.

Item 6.  Exhibits and Reports on Form 8-K.

A.  Exhibits.

27.	Financial Data Schedule.

B. Reports on Form 8-K.

None.



SIGNATURES

	Pursuant to the requirements of the Securities Act of 1933, I certify that I have reasonable grounds to believe that we meet all of the requirements for filing on Form 10-Q and I have duly caused this Report to be signed on my behalf by the undersigned, thereunto duly authorized, in the City of Downers Grove, State of Illinois, on May 15, 2000.

                                                Platinum Entertainment, Inc.

                                                By: /s/STEVEN DEVICK
                                                       Steven Devick
                                                Chairman, President and
                                                Chief Executive Officer
                                                (principal executive, financial
                                                 and accounting officer)